Form 10-Q
period 2006-09-30
Mid-America Bancshares, Inc.
filed 2006-11-09
CIK 1362984

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from                      to
Commission File No. 000-52212
MID-AMERICA BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)
TENNESSEE

(State or other jurisdiction of incorporation or organization)
16-1754596

(I.R.S. Employer Identification No.)
7651 Highway 70, South, Nashville, Tennessee 37221

(Address of principal executive offices)
615-646-4556

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
          Common stock outstanding, $1.00 par value: 13,917,956 shares at November 9, 2006

MID-AMERICA BANCSHARES, INC.
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In Thousands)
Assets
Loans, less allowance for loan losses of $7,066,000 and $3,649,000, respectively	$639,463	$301,878
Securities:
Available-for-sale, at market (amortized cost — $168,614,000 and $65,335,000, respectively)	167,108	64,035
Held-to-maturity, at amortized cost (market value — $9,774,000 in 2006)	9,740	—

Total securities	176,848	64,035

Restricted equity securities	2,145	1,046
Federal funds sold	7,156	26,459
Interest-bearing deposits in financial institutions	2,140	—
Loans held for sale	4,989	2,196

Total earning assets	832,741	395,614

Cash and due from banks	23,908	6,675
Bank premises and equipment, net of accumulated depreciation	33,215	12,808
Accrued interest receivable	5,167	2,114
Other real estate	218	444
Deferred tax asset	—	717
Intangible assets, net	4,910	—
Goodwill	19,147	—
Other assets	2,087	930

Total assets	$921,393	$419,302

Liabilities and Stockholders’ Equity
Deposits	$778,910	$359,037
Securities sold under repurchase agreements	9,168	621
Deferred tax liability	482	—
Accrued interest and other liabilities	4,979	2,823
Advances from Federal Home Loan Bank	25,819	18,409

Total liabilities	819,358	380,890

Stockholders’ equity:
Preferred stock, no par value, authorized 25,000,000 and 1,000,000, respectively	—	—
Common stock, $1 par value; authorized 75,000,000 shares, issued 13,910,919 and 3,398,069 shares issued and outstanding, respectively	13,911	3,398
Additional paid-in capital	87,489	36,799
Retained earnings (deficit)	1,564	(338)
Net unrealized losses on available-for-sale securities, net of income taxes of $577,000 in 2006	(929)	(1,300)

	102,035	38,559
Less cost of treasury stock of 9,833 shares in 2005	—	(147)

Total stockholders’ equity	102,035	38,412

Total liabilities and stockholders’ equity	$921,393	$419,302

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$9,094	5,189	$21,912	13,630
Interest and dividends on taxable securities	1,179	435	2,597	1,237
Interest and dividends on non-taxable securities	278	5	545	5
Interest on Federal funds sold	80	129	467	230
Interest on loans held for sale	30	26	85	68
Interest and dividends on restricted equity securities	35	17	68	33
Interest on interest-bearing deposit in financial institution	86	—	200	—
Other interest income	3	—	3	—

Total interest income	10,785	5,801	25,877	15,203

Interest expense:
Interest on negotiable order of withdrawal accounts	239	39	452	105
Interest on money market and savings accounts	680	484	1,659	1,377
Interest on certificates of deposit over $100,000	2,773	1,014	6,509	2,659
Interest on certificates of deposit — other	1,732	750	4,030	1,812
Interest on securities sold under repurchase agreements	77	5	128	10
Interest on Federal funds purchased and other borrowed funds	27	—	27	2
Interest on advances from the Federal Home Loan Bank	197	163	555	290

Total interest expense	5,725	2,455	13,360	6,255

Net interest income	5,060	3,346	12,517	8,948
Provision for loan losses	(83)	(390)	(247)	(811)

Net interest income after provision for loan losses	4,977	2,956	12,270	8,137

Other income:
Service charges on deposit accounts	315	203	729	565
Investment banking fees and commissions, net	339	284	1,007	831
Mortgage broker fees and fees on mortgage originations	431	343	1,056	923
Gain on sale of securities, net	6	—	—	—
Gain on sale of SBA loans	39	—	128	49
Title company income	68	84	199	192
Other fees and commissions	157	151	411	297

Total other income	1,355	1,065	3,530	2,857

Other expenses:
Salaries and employee benefits	2,990	1,937	7,729	5,375
Occupancy expenses, net	469	220	1,201	664
Furniture and equipment expense	422	280	1,078	803
Data processing expense	281	164	635	439
Advertising and marketing	128	115	380	303
Printing, stationary and supplies	119	101	340	287
Amortization of intangible assets	65	—	65	—
Loss on sale of securities, net	—	—	139	—
Other operating expenses	733	481	1,633	1,346
Loss and expense related to sale of other real estate	13	—	13	—
Loss on disposal of fixed assets	2	4	2	21

Total other expenses	5,222	3,302	13,215	9,238

Earnings before income taxes	1,110	719	2,585	1,756
Income taxes	345	—	683	24

Net earnings	765	719	1,902	1,732
Accretion related to redemption of preferred stock	—	—	—	(75)

Earnings applicable to common stockholders	$765	719	$1,902	1,657

Basic earnings per common share	$.08	.13	$.25	.29

Diluted earnings per common share	$.08	.13	$.25	.29

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Comprehensive Earnings
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In Thousands)
Net earnings	$765	719	$1,902	1,732

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $432,000, $0, $177,000 and $0, respectively	696	(198)	285	(342)
Reclassification adjustment for (gains) losses included in earnings, net of taxes of $2,000, $0, $53,000 and $0, respectively	(4)	—	86	—

Other comprehensive earnings (loss)	692	(198)	371	(342)

Comprehensive earnings	$1,457	521	$2,273	1,390

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

			Net
			Unrealized
			Gain (Loss)
		Additional	on Available-	Retained
	Common	Paid-In	For-Sale	Earnings	Treasury
	Stock	Capital	Securities	(Deficit)	Stock	Total
Balances, December 31, 2004, as restated	$2,275	21,334	(507)	(2,944)	—	20,158
Issuance of 1,053,451 shares of common stock	1,053	14,716	—	—	—	15,769
Accretion related to increase in redemption value of Series A Preferred Stock	—	(75)	—	—	—	(75)
Purchase of 6,500 shares of common stock	—	—	—		(97)	(97)
Net change in unrealized loss in available-for- sale securities during the period	—	—	(342)	—	—	(342)
Earnings for the period	—	—	—	1,732	—	1,732

Balances, September 30, 2005	$3,328	35,975	(849)	(1,212)	(97)	37,145

Balances, December 31, 2005	$3,398	36,799	(1,300)	(338)	(147)	38,412
Issuance of 332,440 shares of common stock, pursuant to exercise of stock options	332	1,290	—	—	—	1,622
2-for-1 stock split	3,408	(3,408)	—	—		—
Acquisition of Bank of the South	6,793	53,276	(553)	—	—	59,516
Retirement of treasury stock	(19)	(128)	—	—	147	—
Tax benefit related to exercise of non-qualified stock options	—	152	—	—	—	152
Cash payment of fractional shares pursuant to acquisition of Bank of the South	(1)	(10)	—	—	—	(11)
Cost incurred in connection with the acquisition of Bank of the South net of deferred taxes	—	(512)	—	—	—	(512)
Stock based compensation expense	—	30	—	—	—	30
Net change in unrealized loss on available-for sale securities	—	—	924	—	—	924
Earning for the period	—	—	—	1,902	—	1,902

Balances, September 30, 2006	$13,911	87,489	(929)	1,564	—	102,035

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$25,104	$14,615
Fees and commissions received	2,474	1,934
Interest paid	(12,796)	(5,920)
Cash paid to suppliers and employees	(11,885)	(8,129)
Origination of loans held for sale	(48,158)	(39,089)
Proceeds from loan sales	49,889	39,345
Income taxes paid	(1,988)	(24)

Net cash provided by operating activities	2,640	2,732

Cash flows from investing activities:
Proceeds from paydowns of available-for-sale securities	7,167	6,422
Purchase of available-for-sale securities	(59,820)	(17,461)
Proceeds from sale of available-for-sale securities	11,022	—
Purchase of other real estate	(208)	—
Purchase of restricted stock	(183)	(360)
Loans made to customers, net of repayments	(56,090)	(72,778)
Purchase of premises and equipment	(2,900)	(2,296)
Proceeds from sale of fixed assets	—	48
Proceeds from sale of other real estate	668	—
Increase in interest-bearing deposits in financial institutions	(2,109)	(960)
Cash and cash equivalents acquired in acquisition of Bank of the South	15,292	—

Net cash used in investing activities	(87,161)	(87,385)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	24,605	10,032
Net increase in time deposits	48,208	62,779
Cash payment for fractional shares	(11)	—
Cash expense in conjunction with acquisition	(829)	—
Redemption of preferred stock	—	(4,200)
Proceeds from sale of common stock	1,622	15,769
Payments to acquire treasury stock	—	(97)
Increase in securities sold under repurchase agreements	5,946	205
Proceeds from Federal Home Loan Bank advances, net	2,910	12,602

Net cash provided by financing activities	82,451	97,090

Net increase in cash and cash equivalents	(2,070)	12,437

Cash and cash equivalents at beginning of period	33,134	9,859

Cash and cash equivalents at end of period	$31,064	$22,296

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,902	$1,732
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,161	836
Amortization of intangible assets	37	—
Provision for loan losses	247	811
Loss on sale of securities, net	139
Loss on disposal of premises and equipment	2	21
Loss on sale of other real estate	8	—
FHLB stock dividends	(55)	(24)
(Increase) decrease in loans held for sale	675	(667)
Increase in interest receivable	(706)	(698)
Increase in accrued interest payable	541	335
Increase (decrease) in other liabilities	(1,271)	392
Increase in other assets	(40)	(6)

Total adjustments	738	1,000

Net cash provided by operating activities	$2,640	$2,732

Supplemental Schedule of Non-Cash Activities:

Increase (decrease) in unrealized gains in value of securities available-for-sale	$371	$(342)

Net non-cash transfer from other real estate to loans (loans to other real estate), net	$(210)	$390

Accretion related to increase in redemption value of Series A Preferred Stock	$—	$75

Acquisition of Bank of the South effective August 31, 2006 (See note 2 to consolidated financial statements related to share exchange)	$59,516	—

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(1) Basis of Presentation
The unaudited consolidated financial statements include the financial results of Mid-America Bancshares, Inc. and the wholly-owned subsidiary, PrimeTrust Bank, for the nine months ending September 30, 2006 plus the financial results of the wholly-owned subsidiary, Bank of the South, for the period September 1, 2006 through September 30, 2006.
The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period financial information has been reclassified to conform with current period presentation.
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Mid-America Bancshares, Inc. (the “Company”) as of September 30, 2006 and December 31, 2005 and the net earnings for the three and nine months ended September 30, 2006 and 2005, comprehensive earnings for the three and nine months ended September 30, 2006 and 2005, and changes in cash flows for the nine months ended September 30, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2005 consolidated financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(2) Share Exchange
Effective September 1, 2006, the Company completed a share exchange with Bank of the South. For accounting purposes the transaction was treated as an acquisition of Bank of the South. In connection with the acquisition, 6,792,838 shares of the Company’s common stock were issued along with $11,000 of cash for fractional shares in exchange for 100% of the outstanding shares of Bank of the South (this represents a 2.1814 to 1 share exchange ratio). This resulted in a purchase price of $59,516,000 based on a valuation of the Company’s stock prior to the acquisition of $8.76 per share. The net earnings of Bank of the South for the period from September 1, 2006 through September 30, 2006 are included in the accompanying consolidated financial statements. A summary of the transaction is as follows:

(In Thousands)
Assets and liabilities of Bank of the South:

Cash and Federal funds	$15,323
Loans, net	287,950
Securities	71,532
Fixed assets	14,316
Other assets	4,137
Deposits	(350,164)
Other liabilities	(7,203)

Net book value	35,891
Value of stock issued	59,516

Excess purchase price	$23,625

Allocation of excess purchase price:
Premium on purchased deposits	$4,720
Market value adjustment to buildings	4,315
Loan discounts	(2,581)
Deposit discounts	526

6,980
Deferred taxes at 38.29%	(2,673)

4,307
Initial goodwill	19,318

Total allocation of excess purchase price	$23,625

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(3) Allowance for Loan Losses
Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	(In Thousands)
	2006	2005
Balance, January 1, 2006 and 2005, respectively	$3,649	$2,891
Add (deduct):
Losses charged to allowance	(151)	(269)
Recoveries credited to allowance	119	9
Provision for loan losses	247	811
Allowance acquired in acquisition of Bank of the South	3,202	—

Balance, September 30, 2006 and 2005, respectively	$7,066	$3,442

The provision for loan losses was $83,000 and $247,000 for the three and nine months ended September 30, 2006, respectively. In addition, the loan loss allowance increased $3,202,000 related to the acquisition of Bank of the South. The provision for loan losses is based on past loan experience for comparable institutions and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.
The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Credit Administration Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Credit Administration Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
Allowance for Loan Losses, Continued
(4) Earnings Per Share
Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. Shares outstanding have been adjusted to reflect a 2 for 1 stock split as of August 31, 2006.
The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except share amounts)	2006	2005	2006	2005
Basic EPS Computation:
Numerator — net earnings	$765	$719	$1,902	$1,732
Less: Accretion in redemption value of Series A Preferred Stock	—	—	—	(75)

Net earnings available to common stockholders	765	719	1,902	1,657

Denominator — weighted average number of common shares outstanding	9,136,015	5,675,390	7,568,689	5,637,266

Basic earnings per common share	$.08	$.13	$.25	$.29

Diluted EPS Computation:
Numerator — net earnings	$765	$719	$1,902	$1,732
Less: Accretion in redemption value of Series A Preferred Stock	—	—	—	(75)

Earnings available to common stockholder	765	719	1,902	1,657

Denominator:
Weighted average number of common shares outstanding	9,136,015	5,675,390	7,568,689	5,637,266
Dilutive effect of stock options	113,757	73,688	113,757	73,688

	9,249,772	5,749,078	7,682,446	5,710,954

Diluted earnings per common share	$.08	$.13	$.25	$.29

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Stock Option Plans
The following discussions reflect the fact that, for accounting purposes, the share exchange among the Company, PrimeTrust Bank and Bank of the South was treated as the acquisition of Bank of the South by the Company as the successor in interest of PrimeTrust Bank. Under the share exchange agreement (“Agreement”) among these parties, the Company assumed the obligation to issue its shares, at the respective share exchange ratios applicable to the shares of the two banks, to satisfy the banks’ obligations to issue shares under their respective equity incentive plans. In addition, the Company adopted its own equity incentive plan in early 2006 in anticipation of the share exchange. The Company registered the shares to be issued with respect to the various bank equity incentive plans on September 6, 2006, by filing a Registration Statement on Form S-8 with the Securities and Exchange Commission (Commission File No. 333-137126) and it registered the shares to be issued with respect to its own equity incentive plan on September 7, 2006, by filing a Registration Statement on Form S-8 with the Securities and Exchange Commission (Commission File No. 333-137171).
In November, 2001, the Board of Directors of PrimeTrust Bank approved the PrimeTrust 2001 Statutory-Nonstatutory Stock Option Plan, (the “Plan”). The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 37,000 shares of common stock to officers and key employees of the Bank. It has also been approved for each organizer of the Bank to receive an option to buy one share of stock at $10 per share for every 2.7 shares subscribed. This amount was prorated so that only 106,998 options were issued to the group of organizers.
On July 19, 2005, the Board of Directors of PrimeTrust Bank approved the PrimeTrust 2005 Statutory-Nonstatutory Stock Option Plan. This Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options for up to 165,000 shares of common stock to officers and key employees of PrimeTrust Bank who were unable to participate in the 2001 Plan.
As part of the merger, Mid-America Bancshares adopted the Bank of the South 2001 Stock Option Plan (the “Plan”). This Plan had been previously approved by the Board of Directors of Bank of the South in April, 2001. The Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 252,000 shares of common stock to employees and organizers of the Bank and up to 108,000 shares of common stock to the Directors of the Bank.
Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date and generally vested over seven years.
The Directors and Shareholders of Mid-America Bancshares approved and adopted the PrimeTrust Bank 2001 Statutory-Nonstatutory Stock Option Plan, the PrimeTrust Bank 2005 Statutory-Nonstatutory Stock Option Plan and the Bank of the South 2001 Stock Option Plan as of the effective date of the share exchange. Options previously granted under these plans will continue to be exercisable for shares of the Company stock. All options related to previously discussed PrimeTrust Bank plans were converted at a ratio of 2 for 1 and all options related to the previously discussed Bank of the South plans were converted at a ratio of 2.1814 to 1. All options related to the previous plans of PrimeTrust Bank and Bank of the South were fully vested and thus exercisable. No other options can be issued under the previous plans.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Stock Option Plans, Continued
The Directors and shareholders of Mid-America Bancshares, Inc. adopted the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan in early 2006. The Equity Incentive Plan will be utilized for future Equity Incentive Awards. Awards granted under the Equity Incentive Plan will be in addition to stock options that may be exercised under each bank’s respective plans. The plans provide for granting of stock options, and authorizes the issuance of common stock upon the exercise of such options for up to one million shares (1,000,000) of common stock to the employees and Directors of the Company. Under the 2006 Omnibus Equity Incentive Plan, stock option awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, stock units, performance units and other awards. They are generally exercisable for ten years following the date such award is granted. At September 30, 2006, options for 810,750 instruments had been granted at $8.76 per share.
A summary of the activity within the equity incentive plans during the months ended September 30, 2006 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Stock
	Appreciation	Stock	Restricted
	Rights	Options	Stock	Total
Outstanding at December 31, 2005	—	522,884 (1)	—	522,884
Additional stock option grants resulting from assumption of the Bank of the South stock options	—	505,257	—	505,257
Granted under 2006 Omnibus Equity Incentive Plan	35,750	515,000	260,000	810,750
Exercised	—	(341,609)	—	(341,609)
Forfeited	—	(1,600)	—	(1,600)

Outstanding at September 30, 2006	35,750	1,199,932	260,000	1,495,682

Exercisable at September 30, 2006	—	684,932	—

(1)	December 31, 2005 options outstanding adjusted for 2.000 for 1 exchange ratio.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Stock Option Plans, Continued
As of September 30, 2006, there was approximately $3,005,000 of total unrecognized compensation cost related to invested share-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 8.76 years.
During the three-month period ended September 30, 2006, we recorded stock-based compensation expense for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact of recording stock-based compensation in accordance with SFAS No. 123(R) for the three-month period ended September 30, 2006 is as follows:

Totals
(In Thousands)
Stock-based compensation expense	$30
Deferred income tax benefit	(11)

Impact of stock-based compensation expense, after tax effect	$19

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” sets forth the methods for recognition of cost of arrangements similar to those of the Bank. As is permitted, management has elected to account for the arrangement under the provisions of APB Opinion 25 and related Interpretations. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option arrangement been determined based on the fair value at the grant dates for awards under the arrangement consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below.
In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123R (revised 2004) (“SFAS”) related to share based payments. For Mid-America Bancshares, Inc. the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. In December, 2005, the Boards of PrimeTrust Bank and Bank of the South approved 100% vesting on all outstanding options, and accordingly, there will be no future impact on earnings, as reported, related to options that were previously vested. As discussed above, compensation expenses will be recognized on grants under the 2006 Omnibus Equity Incentive Plan.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Stock Option Plans, Continued
Proforma earnings for the three and nine months ended September 30, 2006 are not shown in the following table due to the fact that SFAS No. 123R was effective for the entire period.

		In Thousands,
		Except Per Share Amounts
		Three Months	Nine Months
		Ended	Ended
		September 30,	September 30,
		2005	2005
Net earnings	As Reported	$719	$1,732
	Proforma	$688	$1,701

Basic earnings per	As Reported	$.13	$.29
common share	Proforma	$.12	$.28

Diluted earnings per	As Reported	$.13	$.29
common share	Proforma	$.12	$.28
(6) Acquisition
As referenced in the “Introductory Note”, below, we consummated our share exchange, which we regard as a “merger of equals,” on September 1, 2006. For accounting purposes, the transaction was treated as if the shareholders of PrimeTrust Bank had formed a holding company, exchanged their shares of PrimeTrust Bank for the holding company’s shares, and then acquired Bank of the South. In the share exchange, shareholders of PrimeTrust Bank received 2.00 shares of MBI stock for each share of PrimeTrust Bank stock and shareholders of Bank of the South received 2.1814 shares of MBI stock for each share of Bank of the South stock. Immediately prior to the acquisition of Bank of the South, a reorganization of PrimeTrust Bank occurred whereby 100% of the stock of PrimeTrust Bank was exchanged for 100% of the stock of Mid-America Bancshares, Inc. and then a two-for-one split occurred resulting in 6,814,462 shares being issued to PrimeTrust Bank shareholders. In connection with the acquisition, 6,792,838 shares of Mid-America Bancshares, Inc. were issued to Bank of the South shareholders which results in a 2.1814 exchange ratio to the Bank of the South shareholders. The proforma share exchange was valued at $8.76 per share. All per share amounts for 2005 have been retroactively adjusted to reflect the impact of the 2 of 1 stock split in PrimeTrust Bank stock. The financial information herein includes the activities of Bank of the South since September 1, 2006 and PrimeTrust Bank since January 1, 2005.
Both banks’ strategies have been to profitably grow their business through organic growth and desirable markets. In 2005, negotiations between PrimeTrust Bank and Bank of the South led to the consummation of the definitive share agreement between both banks on January 19, 2006. This agreement called for the consolidation of the two banks under a newly formed holding company, Mid-America Bancshares, Inc. This transaction was consummated on September 1, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(6) Acquisition, Continued
The reasons for combining the Banks and forming Mid-America Bancshares, Inc. are:
•	The transaction effectively increases the market-area served by each bank.

•	The transaction is expected to enable each bank to expand and improve customer service and access to banking facilities while retaining local decision-making.

•	The transaction is projected to allow the banks’ to make and participate in larger loans.

•	It is anticipated that the combined company will achieve cost savings through combining selective administrative functions such as loan review, regulatory compliance, internal audit, and comfortable matters.

•	The transaction is expected to help the banks to attain cost savings in handling future growth.
No employees are expected to be eliminated as a result of the transaction.
Proforma results of operations for the nine months ended September 30, 2006 and September 30, 2005 are as follows:

	September 30, 2006
		Mid-
	Bank of the	America					Pro Forma
	South	Bancshares	Pro Forma Adjustments				Combined
	(6)	(7)	Dr.		Cr.
	(In Thousands)
Interest income	$16,864	25,877			410	(1)	43,151
Interest expense	7,833	13,360	155	(2)			21,348

Net interest income	9,031	12,517					21,803
Provision for loan losses	(184)	(247)					(431)

Net interest income after provision for loan losses	8,847	12,270					21,372

Non-interest income	1,828	3,530					5,358
Non-interest expense	7,551	13,215	450	(3)
			72	(4)			21,288

Income before income taxes	3,124	2,585					5,442
Income tax expense	1,093	683			102	(5)	1,674

Net income	$2,031	1,902					3,768

Proforma per share information:
Basic earnings per common share							$.28

Diluted earnings per common share							$.27

Weighted average share outstanding:
Basic							13,618,229

Diluted							13,731,986

(1)	Amortization of loan discount for 8 months ($2,581,000 over 4.2 years).

(2)	Amortization of certificate of deposit discount for 8 months ($526,000 in various amounts over 4 years).

(3)	Amortization of core deposits - base premium for 8 months ($4,720,000 over 7 years).

(4)	Additional depreciation of step-up of fixed asset for 8 months.

(5)	Income tax benefit related to amortization of intangible assets for 8 months.

(6)	Actual Bank of the South results for the 8 months ended August 31, 2006.

(7)	Actual results for the nine months ended September 30, 2006, including all activity relating to the Bank of the South assets and liabilities assumed in the merger subsequent to August 31, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(6) Acquisition, Continued

	September 30, 2005
	Bank of the	PrimeTrust	Pro Forma Adjustments				Pro Forma
	South (13)	Bank	Dr.		Cr.		Combined
	(In Thousands)
Interest income	$13,295	15,203			461	(8)	28,959
Interest expense	4,739	6,255	174	(9)			11,202

Net interest income	8,556	8,948					17,757
Provision for loan losses	(275)	(811)					(1,086)

Net interest income after provision for loan losses	8,281	8,137					16,671

Non-interest income	1,682	2,857					4,539
Non-interest expense	7,234	9,238	506	(10)
			81	(11)			17,059

Income before income taxes	2,729	1,756					4,151
Income tax expense	849	24			115	(12)	745

Net income	$1,880	1,732					3,406

Accretion related to redemption value of preferred stock	—	(75)					(75)

Earnings applicable to common shareholders	$1,880	1,657					3,331

Proforma per share information:
Basic earnings per common share							$.27

Diluted earnings per common share							$.27

Weighted average shares outstanding:
Basic							12,430,104

Diluted							12,503,792

(8)	Amortization of loan discount for 9 months ($2,581,000 over 4.2 years).

(9)	Amortization of certificate of deposit discount for 9 months ($526,000 in various amounts over 4 years).

(10)	Amortization of core deposits - base premium for 9 months ($4,720,000 over 7 years).

(11)	Additional depreciation of step-up of fixed asset for 9 months.

(12)	Income tax benefit related to amortization of intangible assets for 9 months.

(13)	Includes Academy Bank acquisition on May 31, 2005.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(7) Acquired Intangible Assets and Goodwill
In connection with the Acquisition certain intangible assets were acquired and goodwill arose summarized as follows:

In Thousands
Intangibles:
Deposit base premium	$4,720

Accumulated amortization as of September 30, 2006	$56

Amortization expense for the nine months ended September 30, 2006	$56

Estimated amortization expense:
Remaining for 2006	$169
For year ended 2007	674
For year ended 2008	674
For year ended 2009	674
For year ended 2010	674
For year ended 2011	674
The deposit base premium is being amortized on a straight-line basis over 7 years.

In Thousands
Goodwill:
Balance January 1, 2006	$—

Goodwill acquired during 2006	19,318

Tax benefit of exercise of options granted pre-acquisition but exercised post acquisition by acquired Bank	(171)

Balance September 30, 2006	$19,147

Goodwill will be evaluated for impairment annually.
In addition to the Acquisition of Academy Bank; Bank of the South entered into certain non-compete agreements. One agreement totaling $288,000 covers a five year non-compete period and certain other agreements totaling $112,000 cover two year periods. All agreements commenced effective June 1, 2005 and are being amortized on a straight-line basis over the lives of their respective contracts.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(7) Acquired Intangible Assets and Goodwill, Continued
In addition to the deposit base premium and goodwill the transaction to acquire Bank of the South resulted in additional allocations of excess purchase price including a loan discount of $2,581,000, a discount on time deposits of $526,000 and a mark to market adjustment of $4,315,000 related to real estate. These items are included in their respective categories in the attached financial statements. The amortization of the loan and deposit discount will be reflected as yield adjustments and the real estate market adjustment will be depreciated. The following is a summary of the amortization and depreciation of these items for the next five years.

		Real Estate	Time
	Loan	Discount	Deposit
	Discount	Adjustment	Discount
Amortization/Depreciation Period	4.2 Years	40 years	Various
Remaining for 2006	(154)	27	69
Year ended 2007	(615)	108	219
Year ended 2008	(615)	108	102
Year ended 2009	(615)	108	85
Year ended 2010	(533)	108	28
Year ended 2011	—	108	—

MID-AMERICA BANCSHARES, INC.
FORM 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations
General
     In January of 2006, PrimeTrust Bank and Bank of the South entered into a share exchange agreement (“Agreement”) providing for the formation of Mid-America Bancshares, Inc. (the “Company” or “MBI”) as the holding company of the two banks. Under the Agreement, the two banks and the Company agreed to engage in a statutory share exchange under Tennessee law pursuant to which shareholders of PrimeTrust Bank would receive two shares of the common voting stock of MBI for each share of PrimeTrust Bank common stock that they held on the record date and the shareholder of Bank of the South would receive 2.1814 shares of the Company’s common voting stock. Only whole shares were to be issued and cash was to be paid in lieu of fractional shares. The Company filed a Registration Statement on Form S-4 to effect the registration of its shares for purposes of the share exchange (Commission File No. 333-134247), to which reference is here made for a more complete and detailed discussion of the transaction.
     The share exchange was approved by the shareholders of the two banks, as well as by the Company, and it was completed effective September 1, 2006. The share exchange was accounted for under the purchase method of accounting under accounting principles generally accepted in the United States of America. Under applicable accounting standards, one of the two banks had to be treated as the “acquirer” even though the transaction was, in economic reality, an affiliation of equals (often called a “merger of equals”) with each bank’s shareholders intended to receive approximately one-half (50%) of the shares of the Company’s common voting stock on the effective date.
     Foe accounting purposes, the transaction was required to be treated as if the following steps had occurred: (1) PrimeTrust Bank formed a holding company (which was MBI), (2) the holding company issued one share of its common stock for each PrimeTrust Bank share, (3) the holding company then split its stock 2 for 1, and (4) the holding company then “acquired” all of the shares of Bank of the South common stock by issuing its shares to holders of Bank of the South common stock at the Bank of the South exchange ratio (2.1814:1.00). Also for accounting purposes, the cost of the “acquired entity” (Bank of the South) was required to be allocated to the assets and liabilities based on their estimated fair value on the consummation date of the transaction.
     The financial statements of the Company issued after completion of the share exchange will reflect the results attributable to the acquired operations of the two banks beginning on the date of completion of the share exchange. The financial information contained in this Report will reflect the purchase method of accounting used to account for the share exchange.
     All of the following discussions assume the foregoing factors and as a result, in many cases PrimeTrust Bank will be treated as the predecessor in interest of the Company and the Company will be treated as the “acquirer” of Bank of the South.
     Mid-America Bancshares, Inc. is a holding company headquartered in Nashville, Tennessee. It began operations as a result of the merger between PrimeTrust Bank, a state bank chartered under Tennessee law that began operations on December 17, 2001 and Bank of the South, headquartered in Mount Juliet, Tennessee, a state bank chartered under Tennessee law that began operations on April 30, 2001. Both banks offer a wide-range of banking services including checking, savings, and money market accounts, certificate of deposits and loans for consumer, commercial and real-estate purposes. The Company serves individuals, small to medium-sized businesses, community organizations, and public entities. As a result of the merger, both charters of each respective bank will remain intact. The areas served by the combined company will cover Cheatham, Davidson, Dickson, Rutherford, Williamson, and Wilson counties. The banks’ deposits are insured to the extent provided by law through the “Bank Insurance Fund” administered by the FDIC. The Company is subject to regulations supervision and examination by the Tennessee Department of Financial Institutions, the FDIC, the Federal Reserve, and the Securities and Exchange Commission. However, such regulations, supervision, and examination are for the protection of the consumers, the deposit insurance fund administered by the FDIC, and the banking system, and not for the protection of investors or other stake-holders. The Company seeks to exercise prudent risk management in lending including diversification by loan category and industry segment, as well as by the identification of credit risks. The combined company will have fourteen full-service banking offices in six counties. In addition, Bank of the South has a 50% investment in two separate title insurance agencies. PrimeTrust Bank formed a wholly- owned subsidiary, Westside Title, in December of 2004, which provides the bank with loan closing settlements and title services.
     Both banks provide full-service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through the network arrangement with Raymond James Financial Services, a non-affiliated company. The company benefits from the commissions generated through this arrangement.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
General, Continued
     The purpose of this discussion is to provide insight into the financial conditions and results of operations of Mid-America Bancshares, Inc. This discussion should be read in conjunction with the annual financial statements filed in conjunction with the Forms 10-KSB from previous years. The following is a discussion of our financial condition at September 30, 2006 and December 31, 2005, and our results of operations for the three and nine months ended September 30, 2006 and September 30, 2005.
     Although both banks continue to operate as separate entities, and both remain separately chartered banks, for purposes of the discussion that follows, reference to the Company includes both banks unless otherwise noted.
Critical Accounting Policies
     The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (ALL), we have made judgments and estimates which have significantly impacted our financial position and results of operations.
     Our management assesses the adequacy of the ALL on a regular basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience, and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.
     We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
     The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Critical Accounting Policies, Continued
     We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The Loan Review Committee and the Board of Directors review the assessment prior to the filing of financial information.
Forward-Looking Statements
     Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, project, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. Except as may be expressly required by applicable law, the Company does not undertake and specifically disclaims any plan or obligations to publicly release the result of any revisions that may be made to any forward-looking statements to reflect actual events, changes, circumstances or results.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Results of Operations
     The Company had earnings of $765,000 and $1,902,000 for the three and nine months ended September 30, 2006 as compared to earnings of $719,000 and $1,732,000 for the same periods in 2005. The increase is primarily a result of continued growth in the assets of the Company and the merger previously discussed. On a per share basis, the net earnings for the three months and nine months ended September 30, 2006 resulted in basic earnings per common share of $.08 and $.25, respectively. For the same period in 2005 the net earnings resulted in basic earnings per common share of $.13 and $.29, respectively. On a per share basis, the net earnings for the three months and nine months ended September 30, 2006 resulted in diluted earnings per common share of $.08 and $.25, respectively. For the same period in 2005 the net earnings resulted in diluted earnings per common share of $.13 and $.29, respectively.
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the nine months ended September 30, 2006 and 2005 was $25,877,000 and $15,203,000, respectively. Total interest expense for the nine months ended September 30, 2006 and 2005 was $13,360,000 and $6,255,000, respectively. This resulted in an increase in net interest income of $3,569,000 or 39.9% during the first nine months of 2006 as compared to the comparable period in the prior year. Total interest income for the three months ended September 30, 2006 and 2005 was $10,785,000 and $5,801,000, respectively. Total interest expense for the three months ended September 30, 2006 and 2005 was $5,725,000 and $2,455,000. The foregoing resulted in an increase in net interest income of $1,714,000 or 51.2% during the three months ended September 30, 2006 as compared to the same period in the prior year. Net interest income increased as a result of continued growth of the Company and the merger previously discussed. Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on Management’s subjective beliefs about future events (such as potential actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.
Provision for Loan Losses
     The Company has designed a system calculated and intended to identify weaknesses or losses in its loan portfolio. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was $83,000 and $247,000 for the three and nine months ended September 30, 2006, respectively. The provision for loan losses was $390,000 and $811,000 for the three and nine months ended September 30, 2005, respectively.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Provision for Loan Losses, Continued
     The allowance for loan losses at September 30, 2006 was $7,066,000 an increase of 93.6% from $3,649,000 at December 31, 2005. The increase in the allowance for loan losses are primarily due to the assumption of the loan loss allowance of Bank of the South in the amount of $3,202,000. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at September 30, 2006 to be adequate. The allowance for loan losses was 1.09% and 1.19% of loans at September 30, 2006 and December 31, 2005, respectively.
Non-Interest Income
     The Company’s non-interest income consists of service charges on deposit accounts, gain on sale of SBA loans, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income, gains on sales of securities and other fees and commissions. Non-interest income increased $673,000 or 23.6% to $3,530,000 during the nine months ended September 30, 2006 as compared to the same period in 2005. The increase for the quarter ended September 30, 2006 was $290,000 or 27.2% as compared to the same period in 2005. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees, commissions, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income and service charges on deposit accounts will increase for the remainder of 2006 due to the expected growth of the Company.
Non-Interest Expense
     Non-interest expense consist primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, printing, stationary and supplies and other operating expenses. Non-interest expense, exclusive of securities losses increased $3,838,000 or 41.6% to $13,076,000 during the nine months ended September 30, 2006 as compared to the same period in 2005. The increase for the quarter ended September 30, 2006 was $1,920,000 or 58.1% as compared to the same period in 2005. The increases in non-interest expense are attributable primarily to increases in salaries and benefits and occupancy expenses due to continued growth of the Company and the merger previously discussed. Other operating expenses for the nine months ended September 30, 2006 increased to $1,633,000 from $1,346,000 from the first nine months of 2005. These expenses include taxes, professional fees, directors fees and general operating costs which increased as a result of continued growth of the Company. Net securities losses for the nine months ended September 30, 2006 totaled $139,000 and are represented on a net basis in the financial statements. Net security gains for the three months ended September 30, 2006 totaled $6,000. There were no security losses for the nine months ended September 30, 2005.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Income Taxes
     Income taxes were $345,000 and $683,000 for the three and nine months ended September 30, 2006. The Company did not become fully taxable until 2006.
     As a result, income tax expense for the nine months ended September 30, 2005 was $24,000. There was no income tax expense for the three months ended September 30, 2005.
Financial Condition
     Balance Sheet Summary.
     The Company’s total assets were $921,393,000 and $419,302,000 at September 30, 2006 and December 31, 2005, respectively. Loans, net of allowance for possible loan losses, totaled $639,463,000 and $301,878,000 at September 30, 2006 and December 31, 2005, respectively, and investment securities totaled $176,848,000 and $64,035,000, respectively. Restricted equity securities totaled $2,145,000 and $1,046,000 at September 30, 2006 and December 31, 2005, respectively. Federal funds sold decreased to $7,156,000 from $26,459,000 at December 31, 2005. The federal funds sold will be used primarily to provide funding for loan growth and security purchases. Interest bearing deposits in financial institutions increased $2,140,000 at September 30, 2006. These consist mostly of overnight deposits at the Federal Home Loan Bank.
     Total liabilities were $819,358,000 and $380,890,000 at September 30, 2006 and December 31, 2005, respectively, and stockholders’ equity was $102,035,000 and $38,412,000, respectively. A more detailed discussion of assets, liabilities and capital follows.
     Loans
     Loan categories are as follows:

	September 30,	December 31,
	2006	2005
	(In Thousands)
Commercial, financial and agricultural	$296,676	$147,474
Installment	22,549	11,871
Real estate – mortgage	172,925	62,802
Real estate – construction	152,277	80,963
Lease financing	2,102	2,417

Total	$646,529	$305,527

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     As represented in the table, primary loan growth was in real estate — mortgage loans. Management is increasing loans in an orderly fashion to maintain quality. As discussed previously, a portion of the loan growth was also achieved through the merger of equals. The loan discounts resulting from the merger have been assigned to the respective category to which it was derived.
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and installment loans.
     A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.
     The Company’s first mortgage single family residential and consumer loans which total approximately $107,282,000 and $22,549,000, respectively at September 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
     The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on Management’s subjective evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Loans, Continued
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not believed to be in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not believed to be in doubt. At September 30, 2006 the Company had $1,963,000 of loans on nonaccrual status and $574,000 of loans on non-accrual status as of December 31, 2005.
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2006 and 2005, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     As of September 30, 2006, the Company had impaired loans totaling $3,196,000. The amount of specific reserve assigned to these loans is $416,000. The total amount of interest recognized during the period on impaired loans approximated $146,000 and the average recorded investment for the nine months ended September 30, 2006 was $2,712,000. At December 31, 2005, impaired loans totaled $553,000 and had a specific allowance for possible loan losses of $55,000 allocated. The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans.
     Non-performing loans, which include non-accrual loans and loans 90 days past due, at September 30, 2006, totaled $2,307,000. There were $683,000 of non-performing loans at December 31, 2005.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$134	937	$94	485
Installment loans	16	86	—	69
Real estate mortgage	23	921	15	20
Real estate - construction	94	19	—	—
Lease financing	77	—	—	—

	$344	1,963	$109	574

Renegotiated loans	$—		$—

     The following tables present internally graded loans as of September 30, 2006 and December 31, 2005:

	(In Thousands)	Special
September 30, 2006	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,445	1,716	3,729	—
Real estate mortgage	1,958	471	1,487	—
Real estate construction	201	19	182	—
Installment	262	85	162	15
Lease financing	—	—	—	—

	$7,866	2,291	5,560	15

	(In Thousands)	Special
December 31, 2005	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,014	1,077	937	—
Real estate mortgage	490	—	490	—
Real estate construction	—	—	—	—
Installment	36	6	30	—
Lease financing	—	—	—	—

	$2,540	1,083	1,457	—

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     The collateral values at September 30, 2006, based on estimates received by management, securing these loans total approximately $12,377,000 ($7,193,000 related to real estate loans and $3,184,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties that management expects will materially and adversely impact future operating results, liquidity or capital resources.
     The following detail provides a breakdown of the allocation of the allowance for loan losses:

	September 30, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$4,451	45.9%	$2,319	48.3%
Real estate construction	1,905	23.6	1,012	26.5
Real estate mortgage	445	26.7	157	20.5
Installment	229	3.5	119	3.9
Lease financing	36	.3	42	.8

	$7,066	100.0%	$3,649	100.0%

     The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as potential growth areas. The Company seeks to build a loan portfolio which is capable to adjusting to swings in the interest rate market, and it is the Company’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment.
     Loans and foreclosed real estate on September 30, 2006 are as follows on the next page:

	September 30, 2006								December 31, 2005
	Commercial,
	Financial,		Real	Real							Allowance
	and		Estate -	Estate -	Lease			Total			for Loan
(In Thousands)	Agricultural	Installment	Mortgage	Construction	Financing	Totals	% of Total	Allowance	Total	% of Total	Loss
Internal Grade**
1	$4,159	1,968	300	—	—	6,427	1%	49	1,230	0%	2
2	7,868	1,673	7,870	1,365	—	18,776	3	103	26,069	9	130
3	270,353	18,413	156,421	148,715	2,043	595,945	91	5,834	260,377	86	3,010
4	2,055	189	2,564	634	—	5,442	1	52	—	5	—
5	8,503	537	3,359	2,142	59	14,600	2	306	15,310	0	306
6	7	85	1,295	20	—	1,407	0	102	1,083	0	54
7	1,781	162	1,126	182	—	3,251	1	233	905	0	92
8	—	15	—	—	—	15	0	7	—	0	—
9	—	—	—	—	—	—	0	—	—	0	—

	294,726	23,042	172,935	153,058	2,102	645,863	99	6,686	304,974	100	3,594

Impaired past due	906	—	235	—	—	1,141	0	115	512	0	51
Impaired current	1,928	—	127	—	—	2,055	1	265	41	0	4

Subtotal	$297,560	23,042	173,297	153,058	2,102	649,059	100%	7,066	305,527	100%	3,649

Discount	$(884)	(493)	(372)	(781)	—	(2,530)		7,066	—	—%	—

Totals	$296,676	22,549	172,925	152,277	2,102	646,529			305,527	100%	3,649

ORE	$—	—	186	32	—	218		—	444	—%	—

RISK RATINGS SUMMARY
1.	Superior. Loans of this grade are the highest quality credits in the Company’s portfolio. These credits exceed all the Company’s underwriting criteria. Credit risk is considered to be negligible. These type loans will primarily be collateralized by cash or other highly liquid collateral, where such collateral is held by Bank of the South or PrimeTrust Bank.

2.	Good. Assets of this grade conform to all the Company’s underwriting criteria and evidence a below-average level of credit risk. Borrower’s paying capacity is strong, with stable trends. If the borrower is a company, its earnings, liquidity and capitalization compare favorably to typical companies in its industry. Secondary sources of repayment are considered to be good. Borrower’s repayment capacity is good and borrower consistently complies with all major covenants.

3.	Satisfactory. Assets of this grade conform to substantially all the Company’s underwriting criteria and evidence an average level of credit risk. However, such assets display more susceptibility to economic, technological or political changes since they lack the above-average financial strength of credits rated Good. Borrower’s repayment capacity is considered to be above average. Credit is appropriately structured and serviced; payment history is satisfactory.

4.	Acceptable. Assets of this grade conform to most of the Company’s underwriting criteria and evidence an acceptable, though higher than average, level of credit risk. Loans is this category require an above-average level of servicing and show more reliance on collateral and guaranties to preclude a loss to the Company, should adverse trends develop. If the borrower is a company, its earnings, liquidity and capitalization are slightly below average, when compared to its peers. Borrower’s repayment capacity is considered to be adequate.

5.	Pass. “Pass” loans generally have the same credit risk characteristics as to assets in the previous category “Acceptable”. The distinguishing characteristic that causes a loan to be considered a Pass loan would be a major occurrence or condition, either actual or anticipated, the consequences of which are not yet evident, which would material increase the level of credit risk. In either case, the loan warrants closer monitoring by the loan officer than an “Acceptable” loan. In addition, loans in this category require a more pro-active stance on the part of the loan officer in order to shore up the credit’s weaknesses, and thus prevent the level of credit risk from increasing to a point where the loan becomes a “SM” loan.

6.	Special Mention. Assets included in this category are currently protected but are potentially weak. These assets constitute an undue and unwarranted credit risk but do not presently expose the Company to a sufficient degree to risk to warrant adverse classification. Close management attention is required. New loans should not be made which will immediately be in this category. Loans in this category will require a loan loss reserve factor or 10% of the loan amount when determining the general valuation reserve.

7.	Substandard. Substandard assets are inadequately protected by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. Assets so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard assets, does not have to exist in individual assets classified as Substandard.

8.	Doubtful. Assets classified Doubtful have all the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Probability of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to strengthen (or weaken) the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors that may necessitate a Doubtful classification included proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. These loans will have reserves of 50% or more and require strict management attention.

9.	Loss. These assets are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off a basically worthless assets even though partial recovery may be effected in the future. Losses should be taken in the period in which they are identified as uncollectible.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Securities
     Securities totaled $176,848,000 and $64,035,000 at September 30, 2006 and December 31, 2005, respectively, and are a primary component of the Company’s earning assets. The Company assumed $71,532,000 and $861,000 of Bank of the South securities and restricted equity securities, respectively, in the share exchange previously discussed. Restricted equity securities totaled $2,145,000 and $1,046,000 at September 30, 2006 and December 31, 2005, respectively. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.
•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.
     The Company’s classification of securities as of September 30, 2006 and December 31, 2005 are as follows:

	Available-for-Sale
	September 30, 2006		December 31, 2005
	(In Thousands)
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$60,153	59,752	$29,634	29,054
Mortgage-backed securities	76,742	75,393	29,589	28,930
Obligations of states and political subdivisions	30,219	30,472	5,212	5,151
Corporate bonds	900	891	900	900
Equity investment	600	600	—	—

	$168,614	167,108	$65,335	64,035

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Securities, Continued

	Held-to-Maturity
	September 30, 2006		December 31, 2005
	(In Thousands)
		Estimated	Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Obligation of states and political subdivisions	$9,740	9,774	$—	—

	$9,740	9,774	$—	—

     There were no securities classified as trading during 2006 or 2005.
Deposits
     Deposits, which in the future are expected to be the principal source of funds for the Company, totaled $778,910,000 and $359,037,000 at September 30, 2006 and December 31, 2005, respectively. The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.
     Management believes the Middle Tennessee area is a growing economic market offering growth opportunities for the Company; however, the Company competes with several of the larger bank holding companies that have bank offices in this area; and therefore, no assurances of market growth can be given. However, even though the Company’s are in a very competitive market, management currently believes that it is possible to increase the Company’s deposit and asset size. Management believes that its position as a locally oriented financial institution that offers personalized service will contribute significantly to quality loan and deposit growth and, ultimately, to overall profitability. However, no assurance of market growth can be given.
Liquidity and Asset Management
     The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. The Company’s primary source of liquidity is expected to be a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide a secondary source.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Liquidity and Asset Management, Continued
     The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
     Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income cannot be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and managements strategies, among other factors.
     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $18.8 million mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2006, loans of approximately $395.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $265.8 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawal accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Capital Position and Dividends
     At September 30, 2006 and December 31, 2005, total stockholders’ equity was $102,035,000 and $38,412,000 or 11.1% and 9.2%, respectively, of total assets.
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a Total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 2006, the Company’s Total risk-based capital ratio was 11.48% and its Tier I risk-based capital ratio was 10.56%. At December 31, 2005, the Company’s total risk-based capital ratio was 11.42% and its Tier I risk-based capital ratio was 10.45%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At September 30, 2006, the Company had a leverage ratio of 9.44%. At December 31, 2005 the Company had a leverage ratio of 9.81%.
     There is no established trading market for the Company’s stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. The Company requested advance approval from the Tennessee Department of Financial Institutions (TDFI) and the FDIC to repurchase its own stock provided the resulting capital ratios remain well-capitalized. The TDFI and FDIC granted the Company pre-approval which expired December 31, 2005. The Company has no plans to re-establish approval during 2006. During the nine months ended September 30, 2006, the Company issued 332,447 shares of its voting common stock for $1,621,509 in connection with the exercise of options. Privately negotiated trades may involve the Company, its directors and officials and, accordingly, may not be reliable indicators of value.
     The payment of dividends by Mid-America Bancshares, Inc. is subject to the Tennessee Business Corporation Act. The act provides that Mid-America Bancshares, Inc. may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. Mid-America Bancshares, Inc. is also subject to the minimum capital requirements of the FDIC which impact the Company’s ability to pay dividends. If Mid-America Bancshares, Inc. fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Capital Position and Dividends, Continued
     If, in the opinion of the applicable federal bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide the bank holding companies and insured depository institutions generally should only pay dividends out of current earnings.
     The Company is subject to numerous federal and state laws, rules and regulations, and compliance with these legal requirements is mandatory. One significant and developing area of law involves Homeland Security and the Bank Secrecy Act. The Company currently believes that its systems are adequate to meet its compliance needs with respect to these and other regulations. However, compliance with the Bank Secrecy Act may prove expensive to the Company in the near-term and in the long-term. Current regulatory statements indicate that the cost of non-compliance, even inadvertent non-compliance, can be harsh. Management cannot at this time quantify the costs of compliance or the expense of inadvertent non-compliance.
Off Balance Sheet Arrangements
     At September 30, 2006 the Company had unfunded loan commitments outstanding of $191.1 million and outstanding standby letters of credit of $17.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
     The Company is currently leasing five branch locations and its operations center. Minimum lease payments pursuant to these leases are as follows:

2006	$603,000
2007	679,000
2008	688,000
2009	698,000
2010	600,000
Thereafter	2,646,000

Total	$5,914,000

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Impact of Inflation
     The primary impact which inflation has on the results of the Company’s operations, is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation, and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings in recent years. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity such as Federal funds sold or purchased and loans, securities and deposits as discussed in Item 2. Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.
     Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets periodically to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.
     There have been no material changes in reported market risks during the nine months ended September 30, 2006. Please refer to Item 2 of Part I of this Report of additional information related to market and other risks.

Item 4.	Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective and timely, alerting them to material information relating to our Company required to be included in our periodic SEC filings.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q,

Item 4.	Controls and Procedures, Continued
     During the quarter ended September 30, 2006 there have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
     None

Item 1A.	RISK FACTORS
The Company has not yet filed its first Annual Report on Form 10-K and thus cannot update such report. However, the Company incorporates by reference the risk factors discussed in its Registration Statement on Form S-4 (Commission File No. 333-134247), as amended, particularly those set forth in the discussion “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not Applicable.

(c)	No repurchases for our securities were made during the quarter ended September 30, 2006. The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10Q, as well as those discussed with respect to dividends with respect to subsidiary banks’ securities as discussed in the registration statement on Form S-4 (Commissions file No. 333-134247, as amended) particularly in the section “Supervision and Regulation” and in the discussion of the common stocks of the respective subsidiary banks.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	None

PART II. OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5.	OTHER INFORMATION
(a)	None

(b)	Not applicable.

Item 6.	EXHIBITS
(a)	Rule 13a-14(a) Certifications.
Section 1350 Certifications. Any certification furnished pursuant to this Item will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section.

(b)	None.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA BANCSHARES, INC. (Registrant)
DATE: November 9, 2006	/s/ Gary L. Scott
Gary L. Scott, Chairman and
Chief Executive Officer

DATE: November 9, 2006	/s/ Jason West
Jason West, Chief Financial Officer