Form 10-K
period 2006-12-31
Mid-America Bancshares, Inc.
filed 2007-03-15
CIK 1362984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Commission File Number: 000-55212
MID-AMERICA BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	16-1754596
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7651 Highway 70 South
Nashville, Tennessee	37221
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, with area code: (615) 646-4556
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of Mid-America Bancshares, Inc.’s predecessor issuer as of its most recently completed second fiscal quarter was $45,551,947. See “Calculation of Public Float” in Item 5 of this Report. There is no established public trading market for the issuer’s equity securities.
As of March 1, 2007, Mid-America Bancshares, Inc. had 13,930,056 shares of its common voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:
Specified portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

MID-AMERICA BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Appendix F – 2006 Annual Financial Disclosures
 ii

PART I
Cautionary Note Regarding Forward-Looking Statements
In this Annual Report on Form 10-K and in documents incorporated herein by reference, Mid-America Bancshares, Inc. (the “Company”) may communicate statements relating to the future results of the Company and its two subsidiary banks, Bank of the South and PrimeTrust Bank (“banks” or “subsidiary banks”) that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended (the “Exchange Act”)). The Company’s results depend almost entirely on the results of the subsidiary banks. The actual results achieved by the Company and/or the banks may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, anticipation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, and unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in Item 7, as well as other portions of this Annual Report on Form 10-K, is to provide readers of this Annual Report with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results. Please refer to the section of this Item 1 captioned “Factors That May Affect Future Results of Operations” and to Item 1A “Risk Factors.”

ITEM 1. BUSINESS
Description of Business
The Company
Mid-America Bancshares, Inc. (the “Company”) is a bank holding company that, at December 31, 2006, owned all of the issued and outstanding securities of PrimeTrust Bank and Bank of the South (“banks” or “subsidiary banks”), both of which are Tennessee chartered commercial banks. They are members of the FDIC but not of the Federal Reserve System. The Company is a financial services corporation incorporated under the laws of the State of Tennessee. It was formed in 2006 for the purpose of acquiring all of the issued and outstanding common stock of the banks and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).
The primary function of the Company is the ownership of the shares of the banks. Accordingly, the Company’s results of operation and financial performance can be expected to be virtually identical to the results of the two banks for the foreseeable future. However, because the acquisition of the banks did not occur until September 1, 2006, for that year the results are based on PrimeTrust Bank for the full year and Bank of the South for the period from the date of acquisition until December 31, 2006. (The following information is given on a consolidated basis for the Company and both banks.) At December 31, 2006, the Company had total assets of approximately $967,971,000 and total shareholders’ equity of $102,940,000. The Company reported net after-tax earnings of approximately $2,304,000 for fiscal 2006. At December 31, 2006, the banks’ total loans (net of allowance for loan losses of $7,754,000) were $686,690,000 and its total deposits were $823,755,000. As of that date, the Company’s Tier 1 capital ratio was 10.15%, its total risk-based capital ratio was 11.12%, and its leverage ratio was 8.8%. Please refer to the Company’s audited financial statements (the “Consolidated Financial Statements”) in Item 8 for additional information. Unless otherwise noted, all financial information is given on a consolidated basis for the Company and both of its subsidiary banks. The subsidiary banks remain separately chartered and each operates separately from the other.
During 2006 the banks continued to focus on developing their financial services businesses in the Nashville-Davidson-Rutherford MSA (sometimes referred to in this report as the “Nashville MSA”) in Tennessee and in other areas (generally, in those counties contiguous to the Nashville MSA). The banks provide a wide range of commercial banking services from fourteen full-service banking offices to small and medium-sized businesses, including those engaged in the real estate construction and development business, local industry, business executives, professionals and other individuals. The banks operate throughout their market areas with fourteen offices located in Davidson, Wilson, Rutherford, Williamson, Cheatham, and Dickson Counties in Tennessee, all of which are located in the Nashville-Davidson-Rutherford MSA.
The Company’s principal executive offices are located at 7651 Highway 70 South, Nashville, Davidson County, Tennessee 37221, telephone (615) 646-4556.

Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the Consolidated Financial Statements in Item 8, in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item.
Bank of the South
Bank of the South began operations as a commercial bank in April of 2001. The bank places special emphasis on serving the financial needs of businesses, professional concerns and individuals in the Wilson and Rutherford County areas in Middle Tennessee, as well as in the Greater Metropolitan Nashville Area. Bank of the South focuses on the needs of its customers throughout these areas. Currently, the bank has seven full-service banking offices and plans to add other offices on an as-needed basis. One new full-service banking office is expected to open in early 2007. Other offices will be added in the future on an as-needed basis, subject to regulatory approval. Bank of the South is headquartered at 551 North Mt. Juliet Road, Mt. Juliet, Tennessee 37122.
At year-end 2006, Bank of the South employed 110 full-time equivalent personnel, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the bank, as is a 401(k) profit-sharing plan adopted by Bank of the South, as are certain benefit plans (described elsewhere herein) adopted by the bank. The bank considers employee relations to be satisfactory.
The following are the executive officers of Bank of the South. Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date of these materials. (The period covered in the table is limited to five years.)

Name	Age	Office and Business Experience
David Major	58	Chairman and Chief Executive Officer, Bank of the South, 2004-Present; Chairman, President and Chief Executive Officer, Bank of the South, 2000-2004.*

James S. Short	56	President, Bank of the South, 2004-Present; Executive Vice President, Bank of the South, 2000-2004.*

Allen M. Henson	65	Senior Vice President, Bank of the South, 2000-Present.*

Ed Davenport	56	Senior Vice President, Bank of the South, 2000-Present.*

David B. Penuel	67	Senior Vice President, Bank of the South, 2001 — Present.*

Susan C. Wilson	48	Vice President, Chief Financial and Accounting Officer, Bank of the South, 2000-Present.*

*	Includes the period during which the Bank was being organized.

The executive officers are appointed by, and serve at the discretion of, the Bank of the South’s board of directors. Officers are elected annually by the bank’s board of directors. No executive officer has an employment contract or non-competition agreement with the Bank, except for the change of control agreements for Messrs. Major and Short described in (or incorporated by reference into) Item 11 of this report, “Executive Compensation.”
The directors of Bank of the South are David Major, Sam Short, Jimmy Agee, Harold Gordon Bone, Robert L. Callis, Ed Davenport, Wayne Hardy, Michael Harris, Allen M. Henson, Larry Keller, Monty Mires, David Penuel, Steve Steele, Kenneth Victory, and David Waldron.
The principal executive offices of the Bank are located at 551 North Mt. Juliet Road, Mt. Juliet, Wilson County, Tennessee 37122, telephone (615) 773-5600.
PrimeTrust Bank
PrimeTrust Bank began operations as a commercial bank in December of 2001. The bank places special emphasis on serving the financial needs of businesses, professional concerns and individuals in the Davidson, Cheatham, Dickson and Williamson County areas in Middle Tennessee, as well as in the Greater Metropolitan Nashville Area. The bank focuses on the needs of its customers throughout these areas. Currently, PrimeTrust Bank has seven full-service banking offices and plans to add other offices on an as-needed basis. PrimeTrust Bank is headquartered at 7651 Highway 70 South, Nashville, Tennessee 37221.
At year-end 2006, PrimeTrust Bank employed 135 full-time equivalent personnel, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the bank, as is a 401(k) profit-sharing plan adopted by PrimeTrust Bank. The bank considers employee relations to be satisfactory.
The following are the executive officers of PrimeTrust Bank. Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date of these materials. (The period covered in the table is limited to five years.)

Name	Age	Office and Business Experience
Gary L. Scott	61	Chairman and Chief Executive Officer, PrimeTrust Bank, 2001 to Present.*

Jason K. West	40	President and Chief Operating Officer, PrimeTrust Bank, 2001 to Present.*

Name	Age	Office and Business Experience
Charles R. Lanier	50	Senior Executive Vice President, PrimeTrust Bank, 2002 — Present; Fifth Third Bank, 2001 — 2002.

Alton Denney	70	Executive Vice President, PrimeTrust Bank, 2001 to Present.*

Alan Haefele	64	Executive Vice President, Chief Financial Officer, PrimeTrust Bank 2005 — Present; Chief Financial Officer, First State Bank, 2001 — 2005.

Larry W. Kain	58	Executive Vice President, PrimeTrust Bank, 2004 — Present; Community President, Cumberland Bank, 2001— 2004.

R. C. Cutsinger	62	Executive Vice President, PrimeTrust Bank, 2005 — Present; Senior Vice President, Regions Bank, 2001— 2005.

Gary L. Pool	54	Senior Vice President, PrimeTrust Bank, 2002 — Present; Examiner, Office of the Comptroller of the Currency, 1984 — 2002.

*	Includes the bank’s organizational period, which ended in 2001.
The executive officers are appointed by, and serve at the discretion of, the Bank of the South’s board of directors. Officers are elected annually by the bank’s board of directors. No executive officer has an employment contract or non-competition agreement with the bank, except for the change of control agreement for Messrs. Scott, West, and Lanier described in (or incorporated by reference into) Item 11 of this report, “Executive Compensation.”
The directors of PrimeTrust Bank are Gary L. Scott, Jason K. West, James A. Campbell, James Carbine, Bruce G. Davis, Alton Denney, Marion Fowlkes, E. C. Hardison, III, Charles R. Lanier, Robert Officer, Margaret N. Perry, Robert E. Robeson, Carlton B. Tarkington, and Edward A. Whitley.
The principal executive offices of the Bank are located at 7651 Highway 70 South, Nashville, Davidson County, Tennessee 37221, telephone (615) 646-4556.

Bank Regulation
The Company and the banks are subject to extensive supervision and regulation by federal banking agencies. Their respective operations are subject to a wide array of federal and state laws applicable to financial services, to banks, to corporate matters, and to lending. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item (such as in the section entitled “Supervision and Regulation”) and in other portions of this report.
Financial Summary of the Company
A financial summary of the Company and its consolidated subsidiary banks, Bank of the South and PrimeTrust Bank, is set forth in the “Financial Highlights” section of Appendix F to this report. Please refer also to the Consolidated Financial Statements (Item 8) for additional, important information concerning the Company and the banks.
Market Strategy
The following discussion is based on our expected strategy.
•	Our primary objective and focus is to maximize shareholder value. We want to ensure that management’s interests are closely aligned with the interests of our non-employee shareholders.

•	We will continue our expansion in the Nashville MSA through continued organic growth by opening new full-service banking offices. Since both banks’ inception in 2001, fourteen offices have been opened. We are planning to open an additional office in Hermitage in 2007.

•	We will continue to expand our primary focus on commercial and retail clients in our existing markets by providing superior service that exceeds our clients’ expectations.

•	We will continue to maintain excellent asset-quality.

•	We work to improve our financial performance through a continued, efficient management of our infrastructure and capital base.

•	We strive to maintain local autonomy, authority, and accountability.

•	We will continue to expand our financial products and services to meet the needs of our client base.

•	We believe, clients are attracted and maintained through excellent service that consistently meets or exceeds their expectations. Our clients must feel comfortable in that they can trust the bankers with whom they deal on an ongoing basis. It is critical that we maintain continuity of personnel who are familiar with our customers and our local markets.

•	We believe the opportunity exists for us to realize opportunities resulting from disruptions in the marketplace caused by the recent mergers and acquisitions of financial institutions in the Nashville MSA.
Competition/Market
The market for banking and bank related services remains highly competitive in Middle Tennessee. We compete with local, as well as, national and regional financial institutions. In addition, we compete with credit unions, brokerage firms, and money market funds. Recently, intense market demands, economic pressure, increased customer awareness of products and services, and the availability of electronic services, have forced banks to diversify their services and become more cost efficient. We continue to face strong competition in attracting and retaining deposits and loans.
Direct competition for deposits comes from other commercial banks, savings institutions, credit unions and money market mutual funds. Interest rates on deposit accounts, location of banking facilities, a vast array of products and services, and marketing, are significant factors in the competition for deposits.
Direct competition for loans comes from other commercial banks, savings institutions, credit unions, insurance companies, consumer finance companies, mortgage banking firms, and other institutional lenders. We compete for loan originations through interest rates charged on loans, loan fees, our efficiency in the closing and handling of loans, and the value-added service and advice that we contribute. We expect that competition will continue in the future due to the attractiveness of the market that we are in and the rapid entry of additional bank and non-bank competitors through branching and de novo activities.
We conduct business through fourteen offices in six counties of the Nashville MSA. We have a presence in Cheatham, Davidson, Dickson, Rutherford, Williamson, and Wilson counties, Tennessee.
The following table sets forth our deposit market share and displays our market share and the respected percentage of our market share in each county in which we operate. The table also indicates the ranking by deposit size in each county. All information was obtained from the FDIC summary of deposits as of June 30th 2006, and does not include credit union statistics. The following information reflects only deposit market share and may not be indicative of our market presence in other competitive areas.

The Nashville MSA			Mid-America Bancshares, Inc.
Market Size	Number of	Number of	Deposit Size	Number of		Market Share
($000)	Banks	Branches	($000)	Branches	Market Rank	(%)
$28,530,023	54	506	$758,964	14	10	2.66

Counties in the Nashville MSA			Mid-America Bancshares, Inc. Branches
		Number of
	Market Size	Banks /	Deposit Size	Number of		Market Share
County	($000)	Branches	($000)	Branches	Market Rank	(%)
Cheatham	$336,224	5 / 11	$86,536	1	2	25.74

Davidson	15,936,356	25 / 194	173,180	3	11	1.09

Dickson	600,515	8 / 19	38,649	1	5	6.44

Rutherford	2,449,270	14 / 65	115,219	2	9	4.70

Williamson	4,062,254	23 / 79	112,037	2	11	2.76

Wilson	1,452,023	12 / 40	233,343	5	2	16.07
Lending
We make loans primarily to persons or businesses that reside, work, or own property in our primary market areas. We offer a full-range of lending products including commercial, real estate and consumer loans to individuals in small to medium-sized businesses and professional entities. Unsecured loans are generally made only to persons who qualify for such credit based upon their net-worth and liquidity. Secured loans are made to persons or companies that are well established and have cash-flow to service the debt, collateral, and net-worth. Exceptions to the bank’s policies are permitted on a case-by-case basis and require the approving officer to document, in writing, the reason for the exception. Lending authorities are delegated to lending officers by the Company’s Board of Directors. Loans in excess of individual credit authorities must be approved by a senior officer with sufficient lending authority or submitted to the Director’s loan committee in which a majority of those committee members are comprised of outside Directors.

Our loan portfolio as of December 31, 2006, had the following components:

	Dollar Amount
	(Dollars in	Percentage
Type	thousands)	of Portfolio

Commercial	$324,283	46.7%
Real Estate- Mortgage	$183,910	26.5%
Real Estate- Construction	$162,312	23.4%
Consumer- Installment	$22,123	3.2%
Lease Financing	$1,816	0.2%

Total	$694,444	100%
Some of the components of our over-all lending business are as follows:
Commercial Lending
Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business and personal guaranties of their principals. Our commercial loans are primarily made within market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential and commercial mortgage loans. The increased risk in commercial loans is generally due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.
Mortgage Loans
We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 15-year to 25-year period with balloon payments due at the end of one to seven years. Payments in loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market.
In underwriting, commercial mortgage loans, we seek to minimize our risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals, and environmental hazards or EPA reports and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrower’s cash flow and collateral value on an ongoing basis.
Our residential mortgage loans consist of originating residential loans for the purchase of residential property to individuals for other third-party lenders. In 2006, we originated $74,000,602.00 and sold $76,000,291.00 of these types of loans. Residential loans to individuals held in our loan portfolio primarily consist of home equity loans and lines of credit. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. We expect these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Other than originating residential mortgage loans for other lenders, we make consumer residential real estate loans consisting primarily of first and second mortgage loans for residential properties. We generally do not retain long term, fixed-rate residential real estate loans in our portfolio due to interest rate risks.
Construction Loans
We make construction and development loans to residential and commercial contractors and developers located within our market areas. Construction loans generally are secured by first liens on real estate and have floating interest rates. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending, often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclosure on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.
Consumer Loans
We make a variety of loans to individuals for personal, family, and household purposes, including secured and unsecured installment and term loans. Consumer loans entail greater risk than other loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by job loss, divorce, illness, or personal bankruptcy.
Lease Transactions
We have a small leasing portfolio. These loans are made to small businesses to finance equipment. These leases have relatively short maturities of 36-48 months. We are no longer funding these types of loans and continue to service our existing portfolio.
Investments
After establishing necessary cash reserves and funding loans, based upon our loan demand, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds with our correspondent banks and primarily act as a net seller of such funds. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.
Deposits
Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts, and certificates of deposits. We obtain most of our deposits from individuals and businesses in our market area. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. A secondary source of funding is through advances from the Federal Home Loan Bank of Cincinnati, subordinated debt and other borrowings which enable us to borrow funds at rates and terms, which at times, are more beneficial to us.
Asset/Liability Committees
Our Asset/Liability Committee (ALCO) is composed of the Company’s executive officers. The banks’ ALCOs are composed of bank executive officers and non-employee directors of each of the banks. The ALCOs are charged with managing the assets and liabilities of the Company and each of the banks. The ALCOs attempt to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk, market risk and liquidity risk. The ALCOs direct each bank’s overall acquisition and allocation of funds. At periodic meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as stress testing expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary/policy adjustments and the overall state of the economy.

Assets under Management
We contract with Raymond James Financial Service, Inc. (“RJFS”), a subsidiary of Raymond James Financial, Inc., a registered broker-dealer and investment adviser, in a networking arrangement to offer and sell various securities and other financial products to the public. We have a dual employee agreement whereby our employees are also employees of RJFS. Our suite of investment products include:

Mutual funds	Fixed annuities

Stocks	Variable annuities

Money market instruments	Financial planning

Treasury securities	Asset management accounts

Bonds	Listed options
All of the financial products listed above are offered by RJFS from our offices. These products are offered to assist our clients in achieving the financial goals consistent their acceptable tolerance for risk.
We receive a percentage of commission credits and fees generated by the program. We are responsible for various expenses, including promotional expenses, furnishings and equipment expenses, and general personnel costs.
As of December, 31, 2006, we had $279,958,000 in assets under management.
Other Banking Services
Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission. These filings are available to the public at the SEC’s website at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also have a website at http://www.mid-americabancsharesinc.com. On the website, we provide hyperlinks to copies of the annual, quarterly, and current reports we file with the SEC. Any amendments to those reports and press releases as well as our code of ethics policy, our Corporate Governance Guidelines, and the charters of our Audit and Human Resources, Nominating and Compensation Committees of our Board of Directors are located on our website as well. Our corporate governance materials are available to shareholders free of charge upon request addressed to Corporate Secretary, Mid-America Bancshares, Inc., 2019 Richard Jones Road, Nashville, Tennessee 37215. Although we make reference to our website in this report, no portion of that website is incorporated into this report unless we expressly state that a portion of the website is, in fact, being so incorporated.
Capital Requirements
The Company is required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. As is reflected below, the Company’s capital ratios exceed minimum levels.

	Capital Level Meeting
	Regulatory Definition of
	“Well Capitalized”	Mid-America Bancshares, Inc.
		2006
	(%)	(%)
Tier I Ratio	6.0	10.15

Total Risk-Based Ratio	10.0	11.12

Leverage Ratio	5.0	8.80
Based solely on its analysis of federal banking regulatory categories, the Company appears to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. Please refer to Note 18 to the Company’s Consolidated Financial Statements (Item 8). See also “Supervision and Regulation — Capital Adequacy,” below.
Services To and Transactions with Subsidiary
Intercompany transactions between the Company and its subsidiary banks are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act, and Regulation W as promulgated by the Federal Reserve Board) and accepted principles of fair dealing. The Company can provide the banks with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time, to the extent permitted by applicable regulations. The responsibility for the management of the banks, however, remains with its board of directors and with the officers elected by the banks’ respective boards of directors. See “Supervision and Regulation,” below.
Expansion Strategy and Subsidiaries
The Company, through the banks, will continue to focus on expansion through internal organic growth. However, the Company becomes aware from time to time of opportunities for growth through acquisition. The Company’s philosophy in considering such a transaction is to evaluate the acquisition for its potential to bolster the Company’s presence in its chosen markets as well as for long-term profitability. Ultimately, the purpose of any such acquisition should be to enhance long-term shareholder value. Presently, there are no ongoing discussions that should be disclosed pursuant to federal or state securities laws.
SUPERVISION AND REGULATION
The commercial banking business is highly regulated. The following discussion contains a summary of the material aspects of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information about the banks and the Company. (The banks and the Company may be referred to in this document as “the combined company” or “the consolidated company.”) The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of shareholders or any other group. In addition, certain present or potential activities of the Company are subject to various securities and insurance laws and are regulated by the SEC and the Tennessee Department of Commerce and Insurance. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the combined company.
General
In the following sections, we will briefly review matters related to the banks and the Company. This information supplements the information related solely to the banks and the Company appearing elsewhere in this document, including federal and state regulation of the banks and the Company as to payments of dividends, capital adequacy, prompt corrective action requirements, and to a few other matters related to the operations of the combined company. This list is far from definitive and has been discussed by the respective banks at greater length in their prior Annual Reports filed by with the FDIC on Forms 10-KSB and 10-K. All of these discussions are meant to be informative but not to be exhaustive or comprehensive, or to constitute legal advice about any matter.
Among other things, federal and state laws regulate corporate governance of the Company and the banks, their investment authority, manner of doing business, employment practices, community reinvestment obligations, consumer privacy policies and procedures, relationship with shareholders and affiliates, ability to merge with, acquire, or be acquired by other entities, capital adequacy, payment of dividends or other distributions, the types of businesses in which they can engage, and many other aspects of their respective businesses.
Each of the banks is subject to supervision and examination by applicable federal and state banking agencies. The banks are chartered under the laws of the State of Tennessee but have chosen, to date, not to be members of the Federal Reserve System. The banks are members of the Federal Deposit Insurance Corporation and their deposits are insured, as provided by law, by the deposit insurance fund administered by the FDIC. The banks are subject to supervision, regulation, and examination by the FDIC and also by the Tennessee Department of Financial Institutions (TDFI). They are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
The Company is subject to supervision and regulation by the Federal Reserve Board. Many of its activities will be governed by the Bank Holding Company Act of 1956, as well as by other laws, rules, and regulations. Its internal governance and powers are also governed or guided by the Tennessee Business Corporation Act and, to some degree, by the Tennessee Banking Act.
Strict compliance at all times with state and federal banking laws, as well as other laws, is and will continue to be required. The banks and the Company believe that the experience of their executive management teams will assist them in their continuing efforts to achieve the requisite level of compliance. Certain provisions of Tennessee law may be preempted by existing and future federal laws, rules and regulations and no prediction can be made as to the impact of preemption on Tennessee law or the regulation of the banks of the Company thereunder. The banks are subject to examination and supervision by the FDIC and the TDFI and they must pay for such examination and supervision.
Federal Reserve Board Regulation of the Company
The Company is required to obtain prior Federal Reserve Board approval for bank acquisitions and is generally limited to engaging in banking or bank-related activities. The Company must obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls. Interstate banking and interstate branching are now permitted.

The Company is subject to various legal restrictions on the extent to which it and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from either or both of the banks. For example, the Company and its intended subsidiary banks will be subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with any affiliate, including any transactions between the banks and the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to a bank holding company like the Company, or any one of such nonbank subsidiaries, to 10% of the lending institution’s capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on “non-credit” transactions between each of the banks on the one hand and the Company (and “nonbank” bank holding company) affiliates on the other hand. The Federal Reserve Board’s “Regulation W” generally implements sections 23A and 23B of the Federal Reserve Act in a manner intended to protect insured depository institutions from incurring losses arising from transactions with affiliates.
The regulation unifies and updates staff interpretations issued over many years, and it incorporates several new interpretative proposals. Among other things, Regulation W is supposed to clarify when transactions with an unrelated third party will be attributed to an affiliate. The regulation also addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
The Federal Reserve Board may require that a bank holding company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, a bank holding company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.
Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are financial in nature generally without the prior approval of the Federal Reserve Board. The Company has not at this time elected to apply to become a financial holding company but believes that it will be eligible to do so.
Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. (This is discussed in the context of “Cross-Guarantee Liability,” below.) In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.
The Company, as a bank holding company within the meaning of T.C.A. § 45-2-1401 of the Tennessee Banking Act, are also subject to regulation under that Tennessee Act. As such, a bank holding company and its subsidiaries could be subject to examination by, and could be required to file reports with, the TDFI under specified circumstances.
In 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. Based on information published by the FDIC as of June 30, 2006, the Company estimates that the two banks collectively held less than three percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.
Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to, and to commit resources to support, the banks. This support may be required at times when, absent such Federal Reserve Board policy, the Company might not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Moreover, as a shareholder of the banks, the Company would probably rank low in recipients in the event that one or both of the banks were liquidated. Depositors of a bank, and the FDIC as their subrogee, would likely be entitled to priority over creditors of one or both of the banks, including the Company, in the event of a liquidation of one or both of the banks.
Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver, and in danger of default is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Company and the banks will be subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of either one or both of the banks would likely result in assertion of the cross-guarantee provisions and the assessment of such estimated losses against the Company.
The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed deposit concentration limits. The Company and the banks will have the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.
Tennessee Banking Regulation
The banks are incorporated under the banking laws of the State of Tennessee. As such, they are subject to state banking and corporate laws, and to supervision, regulation and examination by the TDFI, although such regulation and examination is for the protection of the banking system and not for the protection of shareholders or any other investors. The banks file periodic reports with the TDFI concerning, among other things, its activities and financial condition.
Tennessee statutes regulate a variety of the banking activities of the banks including required reserves, investments, loans, mergers and share exchanges, issuance of securities, payment of dividends, and establishment of branches. Under Tennessee law, a state bank is prohibited from lending to any one person, firm or corporation amounts more than 15% of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) with the prior approval of a bank’s board of directors or finance committee (however titled), the bank may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts. Each bank must obtain the prior approval of the Commissioner of the TDFI (the “Commissioner”) for a variety of matters. These include branching, share exchanges, acquisitions, issuances of preferred stock, charter amendments, and other matters. State and federal statutes and regulations also relate to many aspects of the banks’ operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, share exchanges and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the banks are required to maintain certain levels of capital, as described in this report.
Subject to certain exceptions and the ultimate impact of the federal interstate banking laws, both a bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least three years. Nonetheless, a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least three years, provided that the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least three years may be acquired, under certain circumstances, by banks and bank holding companies from inside or outside Tennessee. Both Bank of the South and PrimeTrust Bank have been in operation more than three years and are therefore no longer subject to mandates of this statute. Acquisitions are subject to the approval of the Commissioner, the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the TDFI and the FDIC pursuant to certain state and federal law requirements.
Regulation by the FDIC
The FDIC is the primary federal regulator of both banks. They are subject to supervision, examination and regulation by the FDIC. However, such supervision, examination and regulation is intended to protect the deposit insurance funds managed by the FDIC and not to protect shareholders of or other investors in the banks or the Company. It is intended that each bank’s deposit accounts will always be insured up to applicable limits by the FDIC. The banks file and will continue to be required to file reports with the FDIC concerning their activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, share exchanges or acquisitions. The Federal Deposit Insurance Act serves to limit the amount of dividends payable by the banks.
The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the banks have fallen within the well capitalized category as of December 31, 2006, they believe that the brokered deposits regulation will have no material effect on their funding or liquidity. At December 31, 2006, neither bank had brokered certificates of deposit believed by its management to be material to its operations.
Capital Adequacy
Regulations of the FDIC establish required minimum capital levels for each of the banks. Under these regulations, the banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includible in Tier 1 or total capital.
Banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under applicable “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized.
The Company is a legal entity separate and distinct from the banks. The principal source of cash flow of the Company, now that the share exchange has been completed, including cash flow to pay dividends, is dividends from the earnings of the banks (if any). There are statutory, regulatory and prudential limitations on the payment of dividends by the banks to the Company, as well as by the Company to its shareholders. Dividends are never assured and remain both restricted by law and prudential considerations and subject to the discretion of the Company’s and the banks’ respective boards of directors.
The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies (such as the Company) which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company’s consolidated capital ratios, on a pro forma basis, are substantially the same as those set forth above for the banks, and exceeded the minimums required under these Federal Reserve Board guidelines.
Prompt Corrective Action
The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital ratio of at least 6% and a Total Capital ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a Leverage Ratio of less than 3% and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.
The Federal Deposit Insurance Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within ninety days of the date on which they become critically undercapitalized.
Capital Adequacy Developments
In June of 2004, the Basel Committee on Banking Supervision released its document entitled “International Convergence of Capital Measurement and Capital Standards: A Revised Framework.” This framework is customarily referred to as “Basel II.” It represents the work of the Basel Committee, in which American bank and thrift regulatory agencies have actively participated. The goal of Basel II is to improve the consistency of capital regulations internationally, to make regulatory capital more risk sensitive, and to promote enhanced risk-management practices among large, internationally active banking organizations. The ultimate outcome, if any, of the current regulatory debate over the final form, and the implementation, of Basel II remains unclear. Thus the final impact of Basel II on the banks and the Company cannot be predicted.
General Regulatory Considerations
Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.
In response to perceived needs in financial institution regulation, Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989. That statute, called FIRREA, provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the banks) could be fined up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the business and other interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases. The banking regulators have not been reluctant to use the new enforcement authorities provided under FIRREA. Further, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.
The banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.
Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist such agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.
Financial Services Modernization Act
The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) became law on November 12, 1999. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a “financial holding company.” The term “financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Financial Services Modernization Act is also known as the “Gramm-Leach-Bliley Act of 1999.”
The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that this law permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the combined company may find that it is compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this new law may have the result of increasing the amount of competition that the banks and the Company face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the banks and the Company on a consolidated basis. Neither the banks nor the Company can predict the potential effect that the Act will have on its business and operations, although they expect that the general effect of the Act will be to increase competition, and possibly to encourage further consolidation, in the financial services industry generally.

USA PATRIOT Act
After the terrorist attacks of September 11, 2001, Congress enacted broad anti-terrorism legislation called the “United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001,” which is generally known as the “USA PATRIOT Act.” Title III of the USA PATRIOT Act requires financial institutions, including PrimeTrust Bank and Bank of the South, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.
The law is intended to enhance the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA PATRIOT Act materially amended and expanded the application of the existing Bank Secrecy Act. It provided enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs. In addition, the USA PATRIOT Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company share exchange or acquisition transactions.
The federal Treasury Department has issued regulations under the USA PATRIOT Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations. Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasurer’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.
The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by domestic financial institutions in the United States, including both of the banks, on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

The banks believe that their respective systems and procedures accomplish compliance with these requirements. This law and the related regulations impose some continuing costs on the banks and will also require the Company to incur costs. In 2006, however, the direct and indirect costs of compliance with the Act are not expected to be material.
Recent Developments and Future Legislation
The following discussion contains a summary of recent legislative developments that can be expected to affect the Company’s operations and those of its subsidiary banks.
The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 became law on July 30, 2002. Regulations have been issued by the SEC in connection with the new law on various occasions since 2002, and additional regulations may be issued in the future. This important law has far reaching impact on corporate affairs, particularly for companies that are listed on public securities exchanges such as the New York Stock Exchange and the NASDAQ. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the SEC. The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute. The banks and the Company expect that ongoing compliance with the Sarbanes-Oxley Act could cost in excess of $100,000 annually.
The Federal Deposit Insurance Act was recently amended to raise the level of deposit insurance for individual retirement accounts (called “IRA’s”) to $250,000.
The federal regulatory agencies have also issued guidances that could have a significant impact on real-estate related lending and, thus, on the banks. One of these guidances could require lenders to restrict lending secured primarily by certain categories of commercial real estate to a level of 300% of their capital or to raise additional capital. This could have the effect of causing one or both of the banks to reorient their lending away from commercial real estate lending, which has been a material part of both banks’ lending strategies. This could also have a negative impact on the banks’ lending and profitability. The other guidance relates to the structuring of certain types of mortgages that allows negative amortization of consumer mortgage loans. Although the banks do not engage at present in a significant amount of lending using these types of instruments, the guidance could have the effect of making the banks less competitive in the consumer mortgage lending areas. Presently, it is not known whether these guidances will be finally adopted or the actual content of the final regulatory pronouncements.
Various proposals related to so-called “predatory lending” continue to be advanced by regulators, legislators, and consumer groups. The ultimate form or impact of any actual legislation or regulation cannot be accurately predicted.
The foregoing discussion is not intended to be exclusive or exhaustive. Other legislative and regulatory proposals that affect commercial banks and their competitors, and regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, are being considered by the executive branch of the Federal government, Congress and various state governments, including Tennessee. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be reliably predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the banks and the Company.
Securities Exchange Act Registration
The Company’s common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, the Company is required to file quarterly, annual and other types of reports with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, and other requirements and restrictions of the Exchange Act.
Sources and Availability of Funds
Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operation section contained in Item 7 of this Report.
Personnel
At year-end 2006, the banks collectively employed a staff of 242 full-time equivalent personnel, not including contract labor for certain services. The Company has no employees on its payroll but, rather, all of its four executives are employees of one of the banks. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the banks, as are the 401(k) profit-sharing plans adopted by each of the banks as are certain benefit plans (described elsewhere herein) adopted by the banks. It is likely that both of the bank 401(k) plans will be consolidated or otherwise transferred to the Company in 2007. The Company considers employee relations to be satisfactory.
Economic Conditions and Governmental Policy; Laws and Regulations
The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials and non-interest income. In general, the difference between the interest rates paid by the banks on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the banks on their interest-earning assets, such as loans extended to its borrowers, together with securities held in its investment portfolio, comprise the major portion of each bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the banks, such as inflation, recession and unemployment, and the impact which future changes in domestic and even in foreign economic conditions might have on the subsidiary banks cannot be predicted by the banks or the Company.
The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. The Federal Reserve Board implements national monetary policies (with objectives such as addressing inflationary and recessionary pressures) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of banks’ loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. As described in Management’s Discussion and Analysis of Financial Condition and Results of Operation, changes in interest rates effected by the Federal Reserve Board can have a material impact on the Company and the subsidiary banks. For example, the impact can be to narrow each bank’s net interest margin (the difference between what the bank pays for deposits and what the bank charges for loans), thus adversely affecting earnings. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.
The Company and the banks are also affected by the supervisory activities and regulatory policies of various bank regulatory authorities, including primarily the FDIC, Tennessee Department of Financial Institutions, and Federal Reserve Board. Regulatory policies, examinations and initiatives impose costs on both the Company and the banks and influence their governance and operations.
From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to “Item 1. Business — Supervision and Regulation.”
Environmental Matters
The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to comply with these laws and regulations by virtue of its and the Company’s activities. However, such laws may from time to time affect the Company in the context of lending activities to borrowers who may themselves engage in activities or encounter circumstances in which the environmental laws, rules, and regulations are implicated.
Research
The Company makes no material expenditures for research and development.
Dependence Upon a Single Customer
The banks’ (and therefore the Company’s) principal customers are generally located in the Middle Tennessee area with a concentration in the Nashville MSA. The Company is not dependent upon a single customer or a very few customers. However, a substantial percentage of the Company’s total loans is secured by the assets of various businesses engaged in the construction and development segments of the real estate industry, most of which property is located in or near the Nashville MSA. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of local real estate markets.
Line of Business
The Company’s principal business is the ownership of the stock of PrimeTrust Bank and Bank of the South. The banks operates under the Federal Deposit Insurance Act and Tennessee banking and corporate laws in the area of finance. The Company and the banks derived 100% of their consolidated total operating income from the commercial banking business in 2006.
Competition — The Company and the Banks
The banks operate in a highly competitive environment. Each of them is a relatively small commercial bank that competes for business with many far-larger organizations. The banks must compete with bank holding companies, commercial banks, savings and loan associations and other thrift institutions, credit unions, brokerage and investment banking firms, money market and other mutual funds for deposits, and other sources of funds. In addition, they compete with a variety of other financial services firms, such as finance companies, mortgage loan companies, leasing companies, merchant banks, insurance agencies, and insurance companies. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks. Thus, the banks compete with businesses that do not have either the direct or indirect costs imposed by federal and state regulation, and thus which may have a competitive advantage over the banks and, in fact, over the Company. The deregulation of depository institutions, as well as the increased ability of non-banking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications, processes and costs as are the banks and the Company.

The principal geographic areas of the banks’ operations encompass Davidson, Wilson, Williamson, Rutherford, Cheatham, and Dickson Counties, and other areas of Middle Tennessee contiguous to these home counties. These areas are located in the Nashville-Davidson-Murfreesboro Metropolitan Statistical Area (the “Nashville MSA”). In the Nashville MSA, there were 49 commercial banks and savings institutions operating 468 offices as of June 30, 2006 (based on data published by the FDIC). Of these, 506 offices were operated by 54 commercial banks which alone held an aggregate of $28.53 billion in deposits as of June 30, 2006 (again, based on data published by the FDIC) as compared to the $758.96 million in combined deposits of PrimeTrust Bank and Bank of the South. The banks’ competitors include some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including financial institutions with national and regional scope, as well as with a variety of other local banks, financial institutions, and financial services companies.
To compete with major financial institutions in its service area, the banks rely, in part, on specialized services, on a high level of personalized service and intensive customer-oriented services, local promotional activity, and personal contacts with customers by officers, directors, and employees. For customers whose loan demands exceed the banks’ respective lending limits, the banks seek to arrange for loans on a participation basis with other banks. The banks also assist their customers who require services not offered by them in obtaining those services from other sources. Due to the intense competition in the financial industry, neither the banks nor the Company can promise that the competitive position of the banks has remained constant, nor can they reliably predict whether their position will change in the future.
Economic Conditions and Governmental Policy; Laws and Regulations
Each of the bank’s profitability, like most financial institutions, is primarily dependent on interest rate differentials and non-interest income. In general, the difference between the interest rates paid by the banks on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the banks on their interest-earning assets, such as loans extended to their borrowers, together with securities held in their investment portfolios, comprise the major portion of the banks’ respective earnings. These rates are highly sensitive to many factors that are beyond either bank’s control, such as inflation, recession and unemployment, and the impact which future changes in domestic and even in foreign economic conditions might have on the banks cannot be reliably predicted by the banks or by the Company.
Each bank’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. The Federal Reserve Board implements national monetary policies (with objectives such as addressing inflationary and recessionary pressures) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions (like the banks) subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. Changes in interest rates effected by the Federal Reserve Board can have a material impact on both PrimeTrust Bank and Bank of the South. For example, the impact can be to narrow either bank’s net interest margin (the difference between what the bank pays for deposits and what the bank charges for loans), thus adversely affecting earnings. The nature and impact on Bank of the South or PrimeTrust Bank of any future changes in monetary and fiscal policies cannot be predicted.
The banks are also affected by the supervisory activities and regulatory policies of various bank regulatory authorities, including the TDFI, the FDIC, the Federal Reserve Board, and the federal Office of the Comptroller of the Currency. Regulatory policies, examinations and initiatives impose costs on the banks and influences its internal governance and operations.
From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies.
Legal Proceedings and Regulatory Disputes
In the ordinary course of business, the banks and their subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2006, against either of the banks other than ordinary routine litigation incidental to its business, to which such bank was a party or as to which any of its property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the banks (and possibly the Company) from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, the banks know of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on such bank’s financial position or results of operations.
Additionally, each bank, which is regulated by federal and state regulatory authorities, is the subject of regularly conducted and special examinations, reviews and investigations performed by such regulatory authorities and by law enforcement agencies. Either or both banks may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews.
Factors That May Affect Future Results of Operation
A large number of factors could affect the results of operations of the banks, and therefore of the Company, or of the Company alone. As discussed above, the Company and the banks are subject to government regulation that could limit or restrict its activities. In turn, this could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on Company operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause the Company’s consolidated results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us. The ultimate impact of financial institution affiliations under the Financial Services Modernization Act, and other aspects of that law, cannot yet be predicted but could adversely affect the Company.
Competition may adversely affect the Company’s performance. The financial services business in the Company’s market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Company faces competition both in attracting deposits and in making loans. The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of services provided. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share or cause the prices charged by the Company and/or the banks for services to fall. Thus results may differ in future periods depending upon the nature or level of competition.
If a significant number of the banks’ borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Company will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of the banks’ borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The banks have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the banks’ credit portfolios. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect consolidated results of operations.
Selected Financial Data and Statistical Information
Certain selected financial data and certain statistical data are set forth as part of Appendix F immediately following the Consolidated Financial Statements in Appendix F. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Executive Officers of Mid-America Bancshares, Inc.
The following are the Executive Officers of the Company. Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date hereof.

Name	Age	Office and Business Experience
Gary L. Scott	61	Chairman, Chief Executive Officer, and Director of Mid-America Bancshares, Inc. (2006 — present), Chairman and Chief Executive Officer of PrimeTrust Bank (2001 — present).

David Major	58	President and Director of Mid-America Bancshares, Inc. (2006 — present), Chairman, Chief Executive Officer and Director of Bank of the South (2004 — present); Chairman, President, and Director of Bank of the South (2001 — 2004).

James S. Short	56	Executive Vice President, Chief Risk Officer and Director of Mid-America Bancshares, Inc. (2006 — present), President and Director of Bank of the South (2004 — present); Executive Vice President and Director of Bank of the South (2001 — 2004).

Jason K. West	40	Executive Vice President, Chief Financial and Accounting Officer and Director of Mid-America Bancshares, Inc. (2006 — present), President and Director of PrimeTrust Bank (2001 — present).
Officers are generally elected annually by, and serve at the pleasure of, the board of directors. The Company has no employment contract with any executive officer but it does have change of control agreements with such officers. Please refer to Item 10 of this report, “Directors and Executive Officers of the Registrant,” and Item 11 of this report, “Executive Compensation.”
ITEM 1A. RISK FACTORS
The following are certain risks that management believes are specific to our business. The following discussion should not be viewed as an all inclusive list or to be prioritized in any particular order. The following discussion is intended to focus on risks that we believe relate to our business as the bank holding company of two community banks in the Nashville-Davidson-Rutherford MSA. Each risk factor stands on its own and we have not tried to rank or prioritize them in any way. Also, we have not tried to list every possible risk that can affect an investment but only those risks that we believe are specifically related to our Company and our subsidiary banks at this time. Moreover, we have not tried to list every risk that attends an investment or every possible risk that could be applicable to a financial services or commercial banking business like the one conducted by Mid-America Bancshares, Inc., through the banks. Any investment, including those related to an investment of the Company’s common stock, involves risks and uncertainties. In addition to the other information contained in this report, including the matters addressed under the caption “Cautionary Note Concerning Forward Looking Statements,” you need to be aware of the following specific risks that may exist with respect to an ownership of or investment in the Company’s common stock. The known material risks of owning the Company’s common stock are somewhat similar, but not identical, to those associated with owning the stock of other companies. The discussion below concerns known material risks. The order in which any particular risk is listed is arbitrary and you should consider each of the risks carefully without regard to the order in which it is listed. Each shareholder or potential will have to make his, her, or its own investment decision. The rules of the SEC require that we attempt to list the risks that we think are specific to our Company’s securities, and not to list factors that may be applicable to any investment. We cannot offer you legal, accounting, tax or investment advice. There may be other risks, including risks that we have considered but not deemed to be material but which later turn out to be material. Neither the Company, PrimeTrust Bank nor Bank of the South undertakes any obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.
The Company has a very short history of operations and may not achieve its goals.
The Company acquired the banks in the share exchange on September 1, 2006, and its operating history is thus very short. There is at this time little historical basis for evaluating the performance of the banks under common ownership. The banks may fail to realize the anticipated benefits of the share exchange. Each bank’s current businesses and markets differ somewhat from those of the other bank’s and, accordingly, the results of operations of the Company now that the share exchange has been completed may be affected by factors different from those currently affecting the results of operations of the two banks individually, pre-share exchange. The Company’s future operations after completion of the share exchange may ultimately prove not to be as profitable as the operations of one or both of the banks would have been had the share exchange had not occurred. The Company’s future earnings and financial condition could be less than the Company’s expectations or the historical results of the two banks.
The Company may not be able to accomplish all of the goals set for it by its board of directors and management on a timely basis, if at all. For example, one of the reasons for forming the Company for the banks is the belief that the Company will be able to achieve revenue enhancements, synergies and economies of scale (such as internal audit, compliance, and comparable matters), and to combine the operations of the two banks, on a non-merged basis, in a manner that achieves these goals but does not materially disrupt the existing customer, employee, and other important relationships of the banks or result in decreased revenues resulting from any loss of customers or increased costs. If the Company is not able to achieve the objectives underlying the share exchange, the anticipated benefits of the share exchange may not be realized fully (or at all) or may take longer to realize than expected.
There is no established trading market for the Company’s common stock.
Neither of the banks’ stock has been listed for trading, or admitted for unlisted trading, on any recognized securities exchange. Historically, trading in the stock of both banks has been relatively thin and conducted through privately negotiated transactions. There are no plans to seek to list the Company’s common stock on any recognized trading exchange and it is expected that future trading in the Company’s common stock, like historical trading in the stock of the two banks, will be relatively thin and dependent on privately negotiated transactions. The Company anticipates that, apart from the issuance and sale of stock by the Company itself to raise capital, most or all trades in its common stock will also result from privately negotiated transactions. This could negatively affect both the ability to accurately value such stock and to predict future performance of the price of Company stock.
Even under circumstances where the Company would not be prohibited from purchasing its own stock from its shareholders, the Company has no present intentions of redeeming its own shares in material amounts, if at all, thereby further restricting any marketability of the shares.
The market price for shares of the Company’s common stock may be affected by factors which are different from those affecting shares of the banks’ common stock. There is a risk that the future prices which may be paid for the Company’s common stock will not equal or exceed the prices available for your shares in bank stock had the share exchange not been completed. There is a risk that investors will ultimately be less interested in the combined company as compared to the banks on a stand-alone basis now that the share exchange has been completed.
The shares of our common stock are not listed or traded on any recognized or established securities market, thus potentially reducing the marketability of the stock.
Our shares are not listed or traded over-the-counter or on any other established securities market. Most transactions in our common stock are privately negotiated trades, and the shares are very thinly traded. There is no dealer for our stock and no “market maker.” Our shares do not have a “trading symbol.” These factors can reduce the marketability of our shares and this lack of obvious liquidity can produce downward pressure on the stock price. These factors can also result in increasing the costs of holding the Company’s common stock. The Company could repurchase some shares of our shares of common stock, but there can be no assurance that the Company would have the interest or funding to purchase every share that might be offered to it, thereby (potentially) further restricting marketability. Please refer to Item 5 of this report, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The Company’s charter may make its common stock less attractive as an investment.
Shareholders are dependent on the future value of shares of the Company’s common stock. Subject to the “Control Share” provisions of the Company’s charter, each shareholder will have one vote for each share of common stock owned. The Tennessee Control Share Acquisition Act generally provides that a person acquiring the ownership or right to direct the voting of 20% or more of all voting power of the shares entitled to vote in an election of directors (a “control share acquisition”) would be prevented from voting the shares above the specified threshold level of 20% or more unless the other, unrelated shareholders of the company vote at a special or annual meeting to approve such acquisition. Having the power to vote shares as a result of the grant of a lawful, revocable proxy, however, would not be covered by the Control Share Acquisition Act.
The Company’s charter does not authorize cumulative voting for the election of members of its board of directors. (That type of voting allows shareholders to cumulate their votes in electing of members of the board of directors.) Voting rights may be affected by an issue of a different class or series of common stock or by the issuance of preferred stock. In addition, the Company board could issue common or preferred stock with voting rights equal or superior to voting rights of the Company’s common stock.
In addition, the Company has a “classified board” structure pursuant to which, in general, directors will be elected for three-year terms. Directors can only be removed “for cause” based on a 75% vote of the entire board of directors or 75% of the shares entitled to vote with respect to electing directors. As a result, there could be an “entrenchment” of management that would discourage acquirers or limit the premium on Company shares that might otherwise exist. Likewise, the anti-takeover and supermajority provisions in the Company’s charter could have the same type of effect. In general, these provisions make it more difficult to change charter provisions related to mergers, share exchanges, sales of assets, anti-takeover, director terms, removal of directors, director indemnity, the ability to call special meetings of shareholders, and related provisions. For the most part, in order to change any of these provisions, it would require a vote of 75% of the shares entitled to vote on the issue unless, by a vote of 75% of the members of the entire board of directors, the board elected to recommend and submit the issue to the shareholders on a majority vote basis. Please refer to Item 5 of this report, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Financial problems at either or both banks could affect the value of the Company’s shares.
Now that the share exchange has been completed, financial problems at either PrimeTrust Bank or Bank of the South, or both, could adversely affect the value of the Company shares. For example, each bank is required to maintain specified capital levels. If one bank suffered financial problems or had its capital reduced below those levels by regulatory fines, the capital and earnings of the Company on a consolidated basis would likely be reduced. Alternately, in order to meet its regulatory requirement that it serve as a “source of strength” to its subsidiary banks, the Company might attempt to transfer capital from the unimpaired bank to the bank with such problems, which would lower the earning capacity of the transferring bank. Alternately, the Company might attempt to raise additional equity, or to incur debt, with the result that earnings per share (and possibly percentage of ownership) would be diluted. Or, the Company might be compelled to try to sell one or both banks. In addition, the rights of shareholders would clearly be subordinated to the interests of depositors in the event of the failure of one or both of the banks. Please refer to Item 1 of this report, “Supervision and Regulation.”
Regulatory burdens resulting from financial, regulatory, or legal problems at either or both banks could reduce the value of Company shares.
Banking is a highly regulated business. Financial or legal problems at either or both of the banks, or regulatory problems related to a litany of potential problems including asset quality, low earnings, quality of a bank’s investment portfolio, legal compliance, Bank Secrecy Act or privacy violations or alleged violations, litigation costs and the results of adversely determined litigation, and other issues could cause one or both banks’ activities to be restricted or result in fines. Any of these circumstances could result in reduced earnings of one or both banks and, therefore, of the Company on a consolidated basis. Please refer to Item 1 of this report, “Supervision and Regulation.”

The Company may not be able to raise sufficient capital to support the banks and to meet regulatory capital requirements.
In recent times, some of the new banks in Tennessee have grown rapidly, frequently outpacing the capital levels required by the FDIC. During the period 2001 through 2006, both Bank of the South and PrimeTrust Bank grew substantially in assets and deposits. In the event that one or both of the banks continue over a sustained period of time to experience rapid growth, as management currently plans, they can be expected to need infusions of external capital as well as the capital generated internally from operations. Assuming the need for new capital at the bank level, the Company can be expected to seek to raise additional capital to meet these needs at some future date. There is a risk that the Company might not be able to raise needed additional capital in any particular time period (if at all) or that the cost of needed capital will be deemed cost efficient or fair. Although management believes that the banks’ growth can be appropriately constrained, as necessary, to maintain an adequate capital position, and that new capital can be raised in a commercially reasonable manner, this remains a risk which cannot be quantified. In addition, capital can be affected by loan losses and other factors that are at least partly beyond the control of management. Please refer to Item 1 of this report, “Supervision and Regulation — Capital Adequacy.”
There could be a deadlock on the Company’s Board of Directors.
The parties agreed in the share exchange agreement to a governance structure for the Company calculated to the extent practicable to provide each of the two banks with an equal voice in management. That is the reason that there are seven directors drawn from the board of directors of each bank. Although the chief executive officer of PrimeTrust Bank is the chief executive officer of the Company, and the directors of PrimeTrust Bank will initially have more representation on the Company’s compensation and audit committees, the directors of the Company can only be removed for cause and cannot be removed by a vote of less than seventy-five percent of the members of the entire board or the vote of 75% of the shares entitled to vote for directors. As a result, there is the possibility, and therefore a risk, that the board of directors of the Company could be deadlocked as a result of the fact that its initial board will be comprised of fourteen persons, of which one-half will be drawn from the PrimeTrust Bank board of directors and one-half from the Bank of the South board of directors.
There may be difficulties in integrating the personnel and joint operations of the two banks.
Although the banks will continue to be operated as separate banks under their current management now that the share exchange has been completed, the governance and management of the Company has been, and will likely continue to be, drawn equally from existing personnel at the two banks and there will be some consolidation of functions affecting the operations of the banks at the Company level. There is a possibility that difficulties might develop in integrating personnel from each of the banks at the Company level and that these difficulties could negatively affect performance of one or both of the banks.

There is a possibility of further dilution.
The Company has 13,930,056 shares outstanding as of March 1, 2007, with another two million shares subject to equity incentives and thus subject to future issuance. Approximately sixty million shares of the Company’s authorized common stock remain unissued. These are available for issuance, without shareholder approval, for proper corporate purposes, including financing, acquisitions, stock dividends, stock splits, employee incentive plans, and other lawful uses. The Company’s charter also authorizes 25 million shares of preferred stock, which can be issued on terms satisfactory to the Company’s board of directors.
Issuance of additional shares of the Company’s common stock could dilute a shareholder’s ownership of the Company and/or depress the value of an investor’s shares of the Company’s common stock. Shareholders of the Company do not have preemptive rights, which is the right to subscribe for additional shares being offered on a proportional basis to their stock ownership percentage.
The Company does not have any current commitments or anticipated plans to issue preferred stock or common stock (other than shares of common stock necessary for its equity incentive plan(s) and/or to provide shares to possible future dividend reinvestment plans). Nevertheless, you should be aware that as time passes and/or circumstances change, the board of directors of the Company could issue a significant number of shares of common and/or preferred stock without being required to first seek approval of the shareholders.
Please refer to Item 5 of this report, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The anti-takeover provisions in the Company’s charter may deter future takeover efforts by third parties and therefore deprive shareholders of the ability to achieve a premium over market price for their shares of the Company’s common stock.
Tennessee corporate law contains anti-takeover statutes that apply to corporations registered under Section 12 of the Exchange Act and that could delay or prevent an acquisition. The shares of the Company’s common stock is registered, and is expected to remain registered, under that law. In addition, the Company’s charter contains provisions that could be used by the Company’s board of directors, if it desired, to delay or prevent a third party’s attempt to gain control of the Company. Primarily, these provisions are designed to require a would-be acquirer to negotiate with the board of directors of the Company with respect to an acquisition of control of the Company. For example, the issuance of authorized but unissued shares of common and/or preferred stock could be used to resist a takeover attempt. Further, the Company’s board of directors is currently considering the adoption of a shareholders’ rights agreement (sometimes called a “poison pill”) which could provide even more control to the Company’s board of directors in resisting a third party’s takeover efforts. In some circumstances, a premium for your shares over their market value might be lost, as a result of the Company’s board of directors using these increased powers to resist takeover attempts.

Please refer to Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” Item 1 — “Supervision and Regulation,” Exhibit 3(i) (Charter of Mid-America Bancshares, Inc.), and Exhibit 3(ii) (Bylaws of Mid-America Bancshares, Inc.).
The Company is completely dependent on the performance of the two banks.
The Company is completely dependent on the operations of the two banks for its financial success. As a result, the Company is exposed to numerous risks associated with any investment in banks generally (and community banks in particular). In addition, the Company will bear the risk that it is unable to achieve the synergies and other benefits that it has targeted and it will be dependent on both banks in order for the Company to achieve its goals.
The Company’s emphasis on asset quality may make it less competitive in its market.
The Company and its subsidiary banks are focused, from an economic perspective, on profitability, asset and deposit growth, and credit quality to enhance shareholder value. The emphasis on credit quality may make the subsidiary banks less competitive in their markets given the intense competition in the Nashville MSA.
There are risks associated with investments in financial institutions.
Neither the shares of the Company’s common stock nor shares of bank common stock are deposits and are not insured by the FDIC or by any other agency, person or entity. The financial services industry is extensively regulated by both the federal and state governments. This regulation is designed primarily to protect the banking system, the deposit insurance fund and consumers, and not to protect any particular shareholder or shareholders as a group. These regulations can sometimes impose significant costs and limitations on bank and bank holding company operations. In turn, this could adversely impact operations. Moreover, these regulations are constantly evolving and may change rapidly and significantly over time. Significant new laws or changes in existing laws, or the repeal of existing laws, may cause the Company’s consolidated results to differ materially from those currently anticipated by management. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for both banks. The ultimate impact of financial institution affiliations under the Financial Services Modernization Act, and other aspects of that law, as well as the impact of the Sarbanes-Oxley Act of 2002, the U.S.A. PATRIOT Act, and the Bank Secrecy Act, cannot yet be predicted, but could adversely affect the banks and the Company.
Changes in market interest rates may adversely affect the banks’ and, thus, the Company’s performance. For instance, both banks’ earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and other borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the banks’ current volume and mix of interest-bearing liabilities and interest-earning assets, their interest rate spreads could be expected to increase during times of rising interest rates and, conversely, to decrease during times of falling interest rates. Although management believes that the current level of interest rate sensitivity is reasonable, significant interest-rate instability could have an adverse effect on the banks’, and therefore the Company’s, business, financial condition and results of operations. Interest rate fluctuations can have a decidedly negative effect on the combined company’s profitability.
The Nashville banking market area is extremely competitive.
Competition may also adversely affect the Company’s performance. The financial services business in the Nashville MSA, which is where the banks’ operations are concentrated, is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The banks face competition both in attracting deposits and in making loans. They compete for loans principally through the interest rates and loan fees charged, lender expertise, operational sophistication, and the efficiency and quality of services provided. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share or cause the prices charged by the banks for financial products and services to fall. Thus anticipated profitable results may decline in future periods depending upon the nature or level of competition.
If a significant number of the banks’ borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the banks will sustain losses. Both banks have made a significant number of loans that are dependent on the continued viability of sustained growth and development in the Nashville MSA’s real estate market. Recent regulatory and economic pronouncements indicate that there may be a “real estate bubble” in some markets, and that banks may be exposed to losses as a result of real estate lending. To combat these types of problems, and to attempt to anticipate them, the banks have adopted underwriting and credit monitoring policies and procedures, including the establishment and review of allowances for credit losses, that management believes are appropriate to minimize known risks by assessing the likelihood of nonperformance, by tracking loan performance, and by diversifying their credit portfolios. It is possible, however, that these policies and procedures may not prevent unexpected losses that could materially and adversely affect either one or both of the banks and, accordingly, the Company’s consolidated results of operations.
The banks and the Company are dependent on their executive officers and the loss of any key personnel could have a very negative impact on their future performance.
The Company and both of its subsidiary banks depend significantly on the services of a number of key personnel. The loss of one or more of those personnel could disrupt the operations of the Company and/or one or both banks and result in reduced revenues. Both banks’ growth and development to date have depended in large part on the efforts of their respective senior officers, as well as their directors, who have primary contact with bank customers and who are extremely important in maintaining personalized relationships with the customer base, a key aspect of the banks’ business strategies and their efforts to increase their market presences. The unexpected loss of services of one or more of these key employees or directors could have a material adverse effect on both the Company’s and the particular bank’s operations and possibly result in reduced revenues or asset size. These individuals do not have employment contracts or non-competition agreements with either the banks or the Company.
The Company and the banks face strong competition.
In general, we need to attract stable deposits at the lowest possible average cost. We must then lend or invest those deposits at a profit. We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. In our market area, our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-banks businesses. Many of these competitors have substantially greater resources than we have and some may operate with significantly less regulatory expense or restriction. Banks and other financial institutions that do not have offices in our market area also call upon potential customers, thus further increasing competition.
Both banks and the Company face competition from much larger financial institutions. Relatively smaller banks face some additional risks not faced by larger banks. For example, larger organizations may be able to afford greater investments in cutting-edge technology because they can spread the costs over a greater volume of assets than can smaller institutions. As banking institutions become more dependent on technological advances, this can be a serious disadvantage. In addition, larger banks are generally believed to have greater access to capital and, as a result, in some circumstances are better placed to afford and take advantage of rapid technological advances that have an impact on services offered to customers.
Depository financial institutions in general, and commercial banks in particular (including Bank of the South and PrimeTrust Bank), will continue to be heavily regulated as to both the types and quality of the businesses in which they may engage. The banks will continue to face competition in some areas from competitors who are less regulated and, accordingly, are not forced to bear (or at least not bear to the same extent) the costs and limitations imposed upon the banks by these regulations.
PrimeTrust Bank and Bank of the South have limited operating histories and shareholders thus may not have enough historical data to fully evaluate the risks related to bank operations or risks inherent in combining the banks under the Company.
Each of the banks has a limited operating history upon which to base an estimate of its future success. Both PrimeTrust Bank and Bank of the South are relatively newly-formed banks subject to many or all of the risks incident to a new business, including the absence of any sustained history of operations and performance. (Bank of the South commenced operations in April of 2001 and PrimeTrust Bank began business in December of that year.) The Company is a newly formed corporation with no operating history. As a consequence, bank shareholders have limited financial information on which to base any estimate of the combined company’s future performance. The banks’ financial statements included in this Annual Report on Form 10-K may not be as meaningful as those of a company with a longer history of operations. Because of their limited operating history, bank shareholders do not have access to the type and amount of information that would be available to an investor in the securities of financial institutions with more extended operating histories. The likelihood of the Company’s ultimate success or failure must be considered in light of the problems, expenses and difficulties frequently encountered in connection with the development of new businesses in general, and of new banks and new bank holding companies in particular. It is a risk that the Company’s future earnings might not meet the levels of earnings prevailing in the banking industry locally or elsewhere. In addition, there is a risk that the Company’s return on equity might not be comparable to that of any other company or industry, or even that investors will receive the return of any portion of their investment.
Because the business of the Company’s subsidiary banks is concentrated geographically, they may be more subject to local economic downturns than more geographically diversified financial institutions.
Both Bank of the South and PrimeTrust Bank are highly concentrated in their operations in the Nashville MSA. The combined company will not have the geographically diversified operations available to a more nationally or regionally based financial institution. Competition may adversely affect the Company’s performance. The financial services business in the Nashville-Davidson-Rutherford MSA, which is where the banks’ operations are concentrated, is highly competitive. In addition, both banks have significant concentrations in real-estate based loan portfolios in this banking market. A significant downturn in the real estate industry nationally or in the local market could have a material adverse impact on the banks and, thus, the Company’s operations and performance. There are extensive commentary and data suggesting that real estate development, and thus real estate lending, are under pressures related to rising interest rates, increased inventories, slowing demand, and regulatory concerns. Recent regulatory pronouncements have emphasized the perceived risk in certain types of commercial real estate lending. If realized, there is a significant risk that these developments will have an adverse impact on their portfolios, profitability, and performance.
The Company’s and banks’ ability to pay dividends is restricted.
The holders of the Company’s common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by the Company’s board of directors out of the legally available assets and funds. The Company may legally pay dividends only if the payment does not render it insolvent and if it is able to pay its obligations as they fall due. The Company expects to derive virtually all of its funds available for dividends (and other purposes) from dividends from the banks, which are legally separate and distinct entities subject to legal, regulatory and prudential restrictions on their own ability to pay dividends. Banks may only declare dividends from their undivided profits account so long as their reserves against deposits are not or will not be impaired beyond certain prescribed limits. Even assuming the availability of net or accumulated earnings in the future, and any assumed capacity to maintain capital at levels required by governmental regulations, both the banks and the Company may choose to retain most or all of their earnings for their operations. Making or retaining an investment in the Company’s common stock may be inappropriate for any investor who relies on or who needs dividend income.
Please refer to Item 1 — “Supervision and Regulation — Payment of Dividends” and Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends.”
Future loan losses may exceed our allowance for loan losses.
We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas, or a rapid change in interest rates, could have a negative effect on collateral values and borrowers’ ability to repay. Any significant deterioration in local, regional, national or international economic conditions could result in losses to the banks in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income. Please refer to the Company’s Consolidated Financial Statements for more information about the banks’ loans, deposits, and other financial information.
Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income.
Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key components of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. In general, we plan and budget to anticipate interest rate fluctuations. However, rapid changes or volatility in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and could be expected to lead to slower loan growth and increases in troubled loans. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”
Slower than anticipated growth in new product and service offerings could result in reduced net income.
We rely greatly on providing cost-effective, user-friendly products and services have placed great emphasis on expanding our branch network and product offerings in strategic new locations. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both capital and staff. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.
Reputational risk is inherent in the financial services business, especially in community banking.
We are dependent on maintaining public respect and trust. It is also important to the Company to demonstrate consistently our commitment to our communities, and to earn our reputation as a trustworthy, community oriented financial institution. Our ability to conduct and grow our businesses, and to obtain and retain customers, is extremely dependent upon external perceptions of our business practices and our financial stability. Our reputation is, therefore, a key asset for us. Our reputation is affected principally by our own practices and how those practices are perceived and understood by others. Derogatory press reports or negative perceptions regarding the practices of our competitors, or the commercial banking industry, also may adversely affect the Company’s and the banks’ reputations. In addition, adverse perceptions relating to parties with whom we have important relationships may adversely impact our reputation. Damage to our reputation could hinder our ability to access the capital markets, could hamper our ability to attract new customers and retain existing ones, and could undermine our ability to attract and retain talented employees, among other things. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk. As with all other risks, we actively devote significant resources to safeguard our reputation. Our executive management is charged with monitoring and safeguarding the reputation of both the Company and our banks.
As a bank holding company, our Company is required to serve as a “source of strength” to our subsidiary banks and our ownership and advances to the banks will be subject to a number of priorities.
Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Because of this policy, the Company might be required to make investments in the banks or take other actions to support the banks that might not be in the shareholders’ interest. If we fail to do so, the Federal Reserve Board may deem that failure to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations, or both. In addition, we are subject to both the “cross-guarantee” and “depositor preference” policies of the federal banking regulators, as summarized in the section entitled “Supervision and Regulation” in Item 1 of this Annual Report on Form 10-K.
Our shares are not insured by the FDIC.
The shares of the Company’s common stock are not deposits and they are not insured by the FDIC or by any other agency, person, or entity.

Other Risk Factors
Other risks may exist or develop and the above matters are not intended to be a comprehensive or exclusive list.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments from the Securities and Exchange Commission.
ITEM 2. PROPERTIES.
The Company utilizes space made available to it by its subsidiary banks. Those banks own or lease fourteen full-service banking offices, one additional full-service banking office that should be opened in 2007, and other offices for operations and support staff. Information concerning these offices is set forth in Note 6 to the Consolidated Financial Statements (Item 8). Management of the respective banks believes that these facilities are generally adequate for their intended purposes. It is anticipated that new offices will be added, through purchase or lease, on an as-needed basis to support or enhance the Company’s growth.
ITEM 3. LEGAL PROCEEDINGS.
In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2006, against the Company or the banks other than routine litigation incidental to their respective businesses, to which the Company or either of the banks is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the banks from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.
Additionally, the Company, and certain of its direct and indirect subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly conducted and special examinations, reviews and investigations performed by such regulatory authorities and by law enforcement agencies. The Company and/or the banks may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders in the fourth quarter of 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information
There is no established public trading market for the Company’s common stock. Management believes that Middle Tennessee is the principal market area for the common stock. The following table sets forth the high and low sales prices per share of the common stock the first quarter of 2007 and for each quarter of fiscal 2006 and 2005. The prices indicated are before the application of the exchange ratios in the share exchange of 2-for-1 for PrimeTrust Bank shares and 2.1814-for-1 for Bank of the South shares. (For periods prior to the September 1, 2006, effective date of the share exchange, the information provided is solely that of the banks. Prior to that date, the Company had only 1,000 shares of organization stock outstanding and no trades in its shares had occurred.) Certain of the information included below has been reported to the Company by certain selling or purchasing shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Bid price information for the Company’s common stock is not available. Certain of the transactions involved, or may have involved, the Company or its principals. The Company’s book value at December 31, 2006, was $7.39 per share.
The trades in the following table indicate reported sales and purchases since September 1, 2006, when the share exchange became effective.

	Mid-America Bancshares, Inc.
	High Price	Low Price
2007
First Quarter	$12.50	$11.00
2006
Third Quarter	$8.76	$8.76
Fourth Quarter	$14.00	$11.00

The trades in the following table indicate reported sales and purchases before the share exchange was completed on September 1, 2006. The prices indicated are before the application of the exchange ratios in the share exchange of 2-for-1 Company shares for PrimeTrust Bank shares and 2.1814-for-1 Company shares for Bank of the South shares. A total of 5,862 shares have traded in 2007.

	Bank of the South		PrimeTrust Bank
	High Price	Low Price	High Price	Low Price
2006
First Quarter	$25.00	$24.00	$—	$—
Second Quarter	27.00	21.50	—	—
Third Quarter	—	—	—	—
2005
First Quarter	$25.00	$21.50	$15.00	$15.00
Second Quarter	25.00	23.00	15.00	15.00
Third Quarter	27.00	23.00	15.00	15.00
Fourth Quarter	26.00	23.00	15.00	15.00
The last trade known to management prior to March 15, 2007, a convenient cut-off date for the preparation of this Annual Report, occurred at an estimated $11.47 per share for 436 shares on February 23, 2007. Because there are so few trades in the Company’s common stock, and because there is no established public trading market for the Company’s common stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the common stock or of the prices at which the Company’s common stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the common stock will subsequently be purchased or sold at prices comparable to the prices set forth above.
Dividends
Dividend History
The Company has not declared or paid any dividends. Neither PrimeTrust Bank nor Bank of the South paid a cash dividend to its shareholders prior to the share exchange.

Dividend Restrictions
The ability of the Company and the banks to pay dividends is limited by law, regulation, and prudential considerations, as described more fully below.
The Company’s Ability to Pay Dividends
The Company is a legal entity separate and distinct from the banks. The principal anticipated sources of cash flow for the Company, including cash flow to pay future dividends to its shareholders, are dividends from the banks. Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. In addition, the Company’s ability to pay dividends is dependent on the ability and willingness of one or both of the banks to pay dividends to it.
The payment of dividends by the Company, as well as the payment of dividends by the banks, can be affected or limited by factors such as the requirements imposed by law on the Company and the banks to maintain adequate capital above regulatory guidelines and any future debt covenants. See “Supervision and Regulation — Capital Adequacy,” and “Supervision and Regulation — Prompt Corrective Action.” Dividends, if any, will be paid by the Company only as the board of directors may determine from time to time in accordance with legal requirements and principles of safety and soundness.
The Banks’ Ability to Pay Dividends
Both banks are subject to legal restrictions on the amounts of dividends they are permitted to pay. For example, since both banks are Tennessee chartered banks, each is prohibited from paying a dividend that would impair its paid-in capital. In addition, the Tennessee Department of Financial Institutions may limit the payment of dividends by any Tennessee chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank’s financial soundness. Under current federal law, insured depository institutions such as Bank of the South and PrimeTrust Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions the institution would become “undercapitalized.” Please refer to Item 1, “Supervision and Regulation.”
As a result of these legal restrictions, there can be no assurance that dividends would be paid to the Company in the future by either or both of the banks. The final determination of the timing, amount and payment of dividends on bank common stock is at the discretion of that bank’s board of directors and will depend upon the earnings of the bank, the bank’s financial condition, and other factors, including general economic conditions, prudential considerations, and applicable governmental regulations and policies.

Dividend Policy
The payment of dividends by the Company and its bank subsidiaries are restricted by state and federal law and may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Historically, the two banks have not paid dividends to their shareholders but have chosen, instead, to reinvest those funds into their growth. For the foreseeable future, the Company intends to pursue the same strategy.
The Company’s Securities
The following is a summary of certain attributes of Mid-America Bancshares, Inc.’s common stock. This summary is qualified in its entirety by reference to the Company’s charter (Exhibit 3(i) to this report) and bylaws (Exhibit 3(ii) to this report), as well as by reference to the provisions of Tennessee and federal law applicable to corporations and banks. Particular reference is made to the Tennessee Business Corporation Act and the Tennessee Banking Act. Copies of the Company’s bylaws can be obtained by shareholders free of charge by contacting Jason K. West, Executive Vice President, Mid-America Bancshares, Inc., 7651 Highway 70 South, Nashville, Tennessee 37221; Telephone (615) 646-4556.
Common Stock
In its charter, the Company is authorized to issue 75,000,000 shares of its common stock, par value of $1.00 per share. At March 1, 2007, the Company had 13,930,056 shares of its common stock outstanding (the only class of stock currently outstanding). The board of directors has wide latitude in setting the terms of those shares, and can issue common stock in one or more classes and series and preferred stock in one or more series. No shares are reserved for issuance except up to one million shares at March 1, 2007) reserved for issuance in connection with equity incentives awarded under the Company’s 2006 Omnibus Equity Incentive Plan and up to 1,009,516 shares to be issued in connection with the equity incentive plans of the respective banks, for a total of 15,602,951 shares.
The Company’s common stock does not carry preemptive rights nor do holders have cumulative voting rights with respect to director elections.
The Company’s common stock is registered pursuant to Section 12(g) of the Exchange Act.
Voting Rights
The shares of Company’s common stock generally carry one vote for each share, subject only to the “Control Share Acquisition Act” and other restrictions contained in the Company’s charter and bylaws. (The Control Share Acquisition Act provides that a person acquiring the ownership or right to direct the voting of 20% or more of all voting power of the shares entitled to vote in an election of directors (a “control share acquisition”) would be prevented from voting the shares above the threshold level of 20% or more unless the other unrelated shareholders of the company (exclusive of certain specified persons who are deemed to be “interested shareholders”) vote at a special or annual meeting to approve such acquisition. Having the power to vote shares as a result of the grant of a lawful, revocable proxy, however, would not be covered by the Control Share Acquisition Act.) However, voting rights shall be limited as follows: Each share of common stock shall be entitled to such votes as are permitted for its class or series and, if no voting rights are specified for such class or series, then one vote each for all purposes. Voting rights for classes or series of preferred stock shall be as set forth in the resolution of the board of directors authorizing such class or series. Voting rights may also be limited by the application of the Tennessee Business Corporation Act and/or any one or more of the Tennessee Business Combination Statutes, as that term is defined in section 15.2 of the charter, including the Tennessee Control Share Act.
The presence in person or by proxy of at least a majority of the total number of outstanding shares of the common stock entitled to vote is necessary to constitute a quorum at any annual or special meetings of shareholders. A share, once represented for any purpose at a meeting, is deemed present for purposes of determining a quorum for that meeting (unless the meeting is adjourned and a new record date is set for the adjourned meeting and as may be determined by a court in certain specified circumstances), even if the holder of the share abstains from voting with respect to any matter brought before the said meeting. Cumulative voting is not authorized.
Board of Directors
Presently, the Company’s board of directors consists of fourteen members. Seven members presently serve on the Bank of the South board of directors and seven on the PrimeTrust Bank board of directors. At the next meeting of the shareholders of the Company, it is expected that shareholders will vote on the election of directors. The current board of directors was elected, in conformity with the provisions of the share exchange agreement, by the Company’s organizing shareholders (Messrs. Scott, Major, Short, and West). The 2007 Annual Meeting of Shareholders is currently planned for April 24, 2007.
Under the Company’s charter, the board of directors is divided into three groups of directors (called “Director Classes”). Because approximately one third of the board members are to be elected each year, we have arbitrarily divided them into three Director Classes. Each person who is a member of a particular Director Class will be elected every three years along with her or his Director Class. Initially, however, to get the rotation started, the Class I members as a group will be elected for one-year terms at the Company’s first meeting of shareholders, to be held in 2007, to elect directors (but for three-year terms at every subsequent shareholders meeting at which Class I members are elected as a group) and members of Class II as a group were elected for two-year terms (but for three-year terms at every subsequent shareholders meeting at which Class II members are elected as a group). All of the terms of Director Class III will be three years, in accordance with state corporate law and our charter.
The Director Classes are the following:
•	Director Class I has five members: Gary L. Scott, David Major, Harold Gordon Bone, Robert L. Callis, and James A. Campbell;

•	Director Class II has five members: James S. Short, Bruce G. Davis, E. C. Hardison, III, Monty E. Mires, and Margaret N. Perry; and
•	Director Class III has four members: Jason K. West, Stephen A. Steele, David V. Waldron, and Edward A. Whitley.
Directors of the Company are anticipated to be elected at the Company’s first annual meeting of shareholders. All directors elected by the organizing shareholders (Messrs. Scott, Major, Short and West) will continue in office until then.
Directors are elected by a plurality of the total votes cast by all stockholders. Cumulative voting is not permitted. With cumulative voting, it may be possible for minority stockholders to obtain representation on the board of directors. Without cumulative voting, the holders of more than 50% of the shares of the Company’s common stock generally have the ability to elect 100% of the directors. The absence of cumulative voting makes it more difficult for a Bank stockholder or group of stockholders who or which acquires less than a majority of the shares of the Company’s common stock to obtain representation on the Company’s board of directors.
Vacancies on the Board may be filled by a majority vote of the remaining directors or, if there is only one, by the sole remaining director. The board of directors of the Company will act as its own nominating committee for the present. The board of directors has adopted a charter concerning the election of directors and has established a nominating committee. Nominations can also be made by shareholders. Nominations must be made in strict accordance with the requirements of the Company’s charter and bylaws, which can be reviewed at the Company’s principal executive office by appointment with the Investor Services Department. Please call Alan Haefele at (615) 646-4556 or Susan Wilson at (615) 773-5600.
The Company’s board is scheduled to meet not less frequently than quarterly and at call for special meetings. A majority of the members constitutes a quorum and a majority of those directors who are present and voting at a meeting can generally cast the deciding vote on each matter considered. Directors cannot vote or act by proxy in connection with a board meeting. Directors may act by written consent in accordance with law. It will be the board’s policy that, to the extent practicable, all board members shall attend 75% or more of their assigned board and committee meetings, and that they will attend the Annual Meetings of shareholders. The Company expects that eventually it will pay board members for their work on the board of directors and its committees. Presently, however, no fees are paid. The Company expects that its non-management directors will reserve the right to meet at regularly scheduled executive sessions and may hold such additional executive sessions as they determine necessary or appropriate.
The Company has adopted a Code of Ethics which is applicable to all directors, officers and other employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics is available for inspection as described above for inspections of the Company’s charter and bylaws. The Company intends to give notices of amendments to or waivers from its Code of Ethics (to the extent applicable to its directors, chief executive officer, principal financial officer or principal accounting officer) by appropriate filings on Form 8-K.
The board represents the interests of stockholders by overseeing the chief executive officer and other members of senior management in the operation of the Company. The board’s goal is to optimize long-term value by providing guidance and strategic oversight to the Company on our shareholders’ behalf. Generally, the Company requires that its directors have extensive business experience, outstanding reputations in their industries, diverse views, knowledge of the communities in which the Company and the banks operate, and an understanding of financial matters.
Shareholders may communicate with the board by sending a letter to the board of directors, Mid-America Bancshares, Inc., Attention: Corporate Secretary, at 7651 Highway 70, South, Nashville, Tennessee 37221. Communications intended for non-management directors should be directed to the Chair of the Audit Committee at such address. Presently, the Chair of the Audit Committee is Mr. E. C. Hardison, III, who has been designated as the Audit Committee’s “financial expert” as that term is used in Item 401 of Regulation S-K. Mr. Hardison has been determined to be an independent director as that item is used in Item 7(d)(3)(iv) of the SEC’s Schedule 14A.
Actions by the Company’s Board of Directors
The Company’s charter provides that it is to be managed by its board of directors. Each member of the board of directors has one vote. Directors can act by attending meetings or by written consent, but they cannot act by proxy. In most cases, any matter can be decided by the vote of a majority vote of the members in attendance, assuming that a quorum exists. A quorum is present when more than half of the members of the board are in attendance at a meeting (in person or by other accepted means).
In some cases, more than a majority of a quorum of the board of directors is required to take certain actions. These include the following:
•	Extraordinary corporate transactions (such as a merger, a share exchange, or the sale or other disposition of all or substantially all of the assets of the Company) will require a “supermajority” 75% vote of the shareholders, unless 75% of the members of the entire board of directors approve a lesser level of approval;
•	The board of directors is required to consist of between 3 and 30 members. The exact number of board members is to be set by resolution adopted by the affirmative vote of a majority of the entire board of directors.
•	Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason, including the removal of directors, shall be filled by the board of directors (and only by the board of directors) acting by a majority of directors then in office, although less than a quorum, and any directors so chosen shall hold office until the next election of the class for which the director shall have been chosen, or as otherwise expressly provided by law, and until a successor shall be elected and qualified.

•	Any one or more directors of the Company may be removed for cause, at any time, by the affirmative vote of at least 75% of the entire board of directors.

•	Directors may not be removed without cause no matter how many directors vote in favor of removal.
•	Special meetings of shareholders may be called by the chairman of the board, the president, the chief executive officer, or any two executive vice presidents, or by the affirmative vote of not less than 75% of the board of directors acting with or without a meeting.
•	At least 75% of the members of the entire board of directors must vote to lower the percentage vote required to amended certain portions of the charter or bylaws of the Company.
These provisions tend to reduce the voting power of individual board members.
Special agreement by the Company concerning its Board of Directors
In the share exchange agreement, the Company agreed that it would use its diligent best efforts to nominate and cause to be elected as the members of its board of directors (1) each bank’s chief executive officer and president, or, if the chief executive officer of a bank is the president, then the next highest ranking executive officer of that bank (collectively, these two officers are referred to as the “Executive Officers”), and (2) five other members of the board of directors of each bank as designated by such bank. Each bank has agreed with the other parties that it will nominate, to the extent permitted by law and the health of the individual, each of its two Executive Officers and five other persons to serve on the board of directors of the Company. This agreement by the Company will, by contract as expressed in the share exchange agreement, survive the completion of the share exchange for a period of five years after it became effective on September 1, 2006.
Director Removal and Vacancies
Any director may be removed at any time, with or without cause, by the holders of a majority of the shares of stock of the Company then entitled to vote at an election of directors; provided, however, that if the holders of any class or series of capital stock are entitled by the provisions of the Company’s charter to elect one or more directors, such director or directors so elected may be removed only by the vote of the holders of a majority of the outstanding shares of that class or series entitled to vote at an election of such director or directors. Any director may resign at any time upon written notice to the Company.
Notwithstanding the foregoing provisions of this Article, any director may be removed for cause, as defined in T.C.A. §48-18-108(d), as amended, by a majority of the entire board, and removed as otherwise expressly required by the Tennessee Banking Act.

Vacancies and newly created directorships resulting from any increase in the total number of directors established by the board pursuant to the bylaws may be filled by the affirmative vote of the majority of the total number of directors then in office, though less than a quorum, or by a sole remaining director. Any director elected to fill a vacancy resulting from an increase in the number of directors shall hold office for a term that shall coincide with the remaining term of the class of directors to which she or he is elected. A director elected to fill a vacancy not resulting from an increase in the number of directors shall have the same remaining term as that of her or his predecessor. Each director so chosen shall hold office until the next annual meeting and a successor is duly elected and qualified or until his or her earlier death, resignation or removal as herein provided. Whenever holders of any class or classes of stock or series thereof are entitled by the provisions of the charter to elect one or more directors, vacancies and newly created directorships of such class or classes or series may only be filled by the affirmative vote of the majority of the total number of directors elected by such class or classes or series thereof then in office, or by a sole remaining director so elected.
Director and Officer Indemnification and Limitation on Liability
Section 48-18-301 of the Tennessee Business Corporation Act provides that a director shall not be liable for any action, or failure to take action if he or she discharges his or her duties:
•	In good faith;
•	With the care of an ordinarily prudent person in a like position under similar circumstances; and
•	In a manner the director reasonably believes to be in the best interests of the corporation.
In discharging her or his duties, a director may rely on the information, opinions, reports, or statements, including financial statements, if prepared or presented by officers or employees of the corporation whom the director reasonably believes to be reliable. The director may also rely on such information prepared or presented by legal counsel, public accountants or other persons as to matters that the director reasonably believes are within the person’s competence.
Unless limited by its charter, a Tennessee corporation must indemnify, against reasonable expenses incurred by him or her, a director who was wholly successful, on the merits or otherwise, in defending any proceeding to which he or she was a party because he or she is or was a director of the corporation. Expenses incurred by a director in defending a proceeding may be paid by the corporation in advance of the final disposition of the proceeding if three conditions are met:
•	The director must furnish the corporation a written affirmation of the director’s good faith belief that he or she has met the standard of conduct as set forth above;

•	The director must furnish the corporation a written undertaking by or on behalf of a director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the corporation against such expenses; and
•	A determination must be made that the facts then known to those making the determination would not preclude indemnification.
A director may apply for court-ordered indemnification under certain circumstances. Unless a corporation’s charter provides otherwise,
•	An officer of a corporation is entitled to mandatory indemnification and is entitled to apply for court-ordered indemnification to the same extent as a director,
•	The corporation may indemnify and advance expenses to an officer, employee, or agent of the corporation to the same extent as to a director, and
•	A corporation may also indemnify and advance expenses to an officer, employee, or agent who is not a director to the extent, consistent with public policy, that may be provided by its charter, bylaws, general or specific action of its board of directors, or contract.
The Company’s charter and bylaws provide for the indemnification of its directors and officers. Amendment of this provision requires the affirmative vote of seventy-five percent (75%) of the outstanding voting shares unless a majority vote is expressly permitted by the affirmative vote of seventy-five percent (75%) of the entire board of directors. Under the Tennessee Business Corporation Act, a corporation may indemnify any director against liability if the director:
•	Conducted himself or herself in good faith;
•	Reasonably believed, in the case of conduct in his or her official capacity with the corporation, that his or her conduct was in the best interests of the corporation;
•	Reasonably believed, in all other cases, that his or her conduct was at least not opposed to the corporation’s best interests; and
•	In the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful.
The Company’s charter and bylaws provide for indemnification of its directors, officers, employees and agents against liabilities and expenses incurred in legal proceedings concerning the Company. Indemnification will only apply to persons who act in good faith, in a manner he or she reasonably believed to be in the best interest of the Company, without willful misconduct or recklessness.
The present directors’ and officers’ liability insurance policy is expected to cover the typical errors and omissions liability associated with the activities of the Company. The provisions of the insurance policy might not indemnify any of the Company’s officers and directors against liability arising under the Securities Act of 1933 or certain claims by federal or state banking regulators.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the Company under the provisions described above, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. Further, indemnification for Company directors, officers, and agents may be limited by the Federal Deposit Insurance Act and other laws applicable to bank holding companies under certain circumstances.
Amendment of Charter and Bylaws
The Company may amend its charter in any manner permitted by Tennessee law. The Tennessee Business Corporation Act provides that a corporation’s charter may be amended by a majority of votes entitled to be cast on an amendment, subject to any condition the board of directors may place on its submission of the amendment to the stockholders. Unless the board of directors otherwise determines, the Company’s charter requires a vote of 75% or more of the shares of capital stock entitled to vote in an election of directors to amend the provisions of the charter governing directors, removal of directors, anti-takeover provisions, and indemnification provisions.
The Company’s board of directors may generally adopt, amend, or repeal the Company’s bylaws by a majority vote of the entire board of directors. The bylaws may also generally be amended or repealed by action of the Company’s stockholders. However, those provisions related to shareholder meetings, the board of directors, stock certificates and registered stockholders, indemnification, the opt-in to Tennessee’s anti-takeover laws, and the manner of amending the bylaws, require the affirmative vote of 75% of the entire board or 75% of all shares entitled to vote to authorize the amendment.
Special Meetings of Stockholders
Special meetings of the Company’s stockholders may be called for any purpose or purposes, at any time, by the chairman of the board, the president, the chief executive officer, or any two executive vice presidents, or by the affirmative vote of not less than 75% of the members of the entire board of directors acting with or without a meeting. Notice of any special meeting shall be sent or delivered to the shareholders not less than 10 days nor more than 60 days before the date of the meeting. The notice of special meeting shall include a description of the purpose or purposes for which the meeting is called and shall be effective when mailed postpaid and correctly addressed to the shareholder’s address shown in the Company’s current record of shareholders.
Special meetings of shareholders also may be called by the holders of at least 75% of all the votes entitled to be cast on any issue proposed to be considered at such meeting upon request in writing, signed, dated and delivered either in person or by registered or certified mail, return receipt requested, to the corporate secretary of the Company by such shareholders at least 90 days before the date of the meeting. Upon receipt of such request, it shall be the duty of the corporate secretary forthwith to cause to be given to the shareholders entitled thereto notice of such meeting, which notice shall be given on a date not more than 45 days (or such greater or longer period as may be expressly required by Tennessee law) after the date the written request was delivered to the corporate secretary as such secretary may fix and shall be effective when mailed postpaid and correctly addressed to the shareholder’s address shown in the corporation’s current record of shareholders. Shares held by any Interested Shareholder(s) or the Affiliates or Associates thereof (as defined in Article 15 of the charter) shall be disregarded for the purposes of determining whether the requisite percentage has been reached. It shall be the duty of any shareholder giving the notice of special meeting to assure that all requirements of federal and state securities laws have been satisfied before any such meeting shall be called.
Stockholder Nominations and Proposals
Holders of Bank common stock are entitled to submit proposals to be presented at an annual meeting of the Company stockholders. The Company’s charter and bylaws provide that any proposal of a stockholder which is to be presented at any meeting of stockholders must be sent so it is received by the Company significantly in advance of the meeting. All such proposals must meet the strict criteria set forth in the Company’s charter and bylaws as well as under rules and regulations established by the SEC.
Only persons who are nominated in accordance with the procedures set forth in the charter and bylaws are eligible to serve as directors. Nominations to the board of directors of the Company may be made at a meeting of shareholders (i) by or at the direction of the board of directors or (ii) by any shareholder of the Company who was a shareholder of record at the time of the giving of notice of the applicable meeting who is entitled to vote for the election of directors at the meeting if such person has fully and completely complied with the notice procedures set forth in the charter and described below.
In order for a shareholder to nominate a person for election to the board of directors of the Company at a meeting of shareholders, such shareholder shall have delivered timely notice of such shareholder’s intent to make such nomination in writing to the corporate secretary of the Company. To be timely, unless otherwise provided by applicable law (including, without limitation, federal securities laws), a shareholder’s notice shall be delivered to or mailed and received at the principal executive offices of the Company (i) in the case of an annual meeting, not less than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made, and (ii) in the case of a special meeting at which directors are to be elected, not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election as a director at such meeting, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A, a regulation issued under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the Company’s books, of such shareholder and (B) the class and number of shares of the Company which are beneficially owned by such shareholder and also which are owned of record by such shareholder; and (iii) as to the beneficial owner, if any, on whose behalf the nomination is made, (A) the name and address of such person and (B) the class and number of shares of the Company which are beneficially owned by such person.
In addition, the nominating shareholder is responsible for providing to the Company all of the information as to each nominee as is required by paragraphs (a), (d), (e) and (f) of Item 401 of the SEC’s Regulation S-K (or the corresponding provisions of any regulation subsequently adopted by the SEC applicable to the Company), together with each such person’s signed consent to serve as a director of the Company if elected. At the request of the board of directors, any person nominated by the board of directors for election as a director shall furnish to the corporate secretary of the Company that information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee.
It is the express intention expressed in the Company’s charter that the required information be provided to the board of directors and the shareholders so that adequate disclosure can be made to the shareholders. Accordingly, such information shall be provided notwithstanding that the Company is not at the time of the adoption of the Company’s charter or bylaws, or at any other time, subject either to the Exchange Act or to the rules and regulations of the SEC.
If nominations are not made in accordance with the foregoing provisions, the chairperson of the meeting, in his/her discretion, may disregard the nomination, and upon his/her instructions, the vote tellers may disregard all votes cast for each such nominee. According to the Company’s charter, nominations at either an annual or special meeting must have been made in accordance with the foregoing procedure and nominations from the floor of the meeting will not be valid.
Business Combinations
The Company’s charter provides some limitations on business combinations. The charter and bylaws both expressly adopt the protections of the Tennessee Control Share Acquisition Act, T.C.A. §§48-103-301, et seq. Control share acquisitions respecting the shares of the Company are governed by and subject to the provisions of T.C.A. §§48-103-301, et seq. In addition, the bylaws expressly adopt the provisions of the Tennessee Investor Protection Act, T.C.A. §§48-103-101, et seq., and of the Tennessee Business Combination Act, T.C.A. §§48-103-201, et seq. The affirmative vote of the holders of 75% or more of the outstanding shares entitled to vote for the election of directors is required to authorize a repeal the charter provision governing the adoption of the Tennessee Control Share Acquisition Act.

The requirement of a supermajority vote of stockholders to approve certain business transactions may discourage a change in control of the Company by allowing a minority of the Company’s stockholders to prevent a transaction favored by a majority of the stockholders. This provision of the charter may enable management to retain substantial control over the affairs of the Company.
As a Tennessee corporation, the Company is or could be subject to certain restrictions on business combinations under Tennessee law, including, but not limited to, combinations with interested stockholders.
Anti-Takeover Acts
Tennessee has multiple anti-takeover acts that are or may become applicable to the Company. These are the Tennessee Business Combination Act, the Tennessee Greenmail Act, and the Tennessee Investor Protection Act. The Tennessee Control Share Acquisition Act applies to the Company because the Company’s charter includes an express provision electing to be covered by that Act.
(1) The Tennessee Business Combination Act. The Tennessee Business Combination Act generally prohibits a “business combination” by the Company or a subsidiary with an “interested stockholder” within 5 years after the stockholder becomes an interested stockholder. But the Company or a subsidiary can enter into a business combination within that period if, before the interested stockholder became such, the Company board of directors approved:
•	The business combination; or
•	The transaction in which the interested stockholder became an interested stockholder.
After that 5 year moratorium, the business combination with the interested stockholder can be consummated only if it satisfies certain fair price criteria or is approved by two-thirds of the other stockholders. As noted above, the Company’s bylaws expressly adopt the provisions of this law.
For purposes of the Tennessee Business Combination Act, a “business combination” includes share exchanges, sales and leases of assets, issuances of securities, and similar transactions. An “interested stockholder” is generally any person or entity that beneficially owns 10% or more of the voting power of any outstanding class or series of the Company stock.
Tennessee law also severely limits the extent to which the Company or any of its officers or directors could be held liable for resisting any business combination. Under the Tennessee Business Combination Act, neither a Tennessee corporation registered under Section 12(g) of the Exchange Act having any stock registered or traded on a national securities exchange, nor any of its officers or directors, may be held liable for:
•	Failing to approve the acquisition of shares by an interested stockholder on or before the date the stockholder acquired such shares;
•	Seeking to enforce or implement the provisions of Tennessee law;
•	Failing to adopt or recommend any charter or by-law amendment or provision relating to such provisions of Tennessee law; or

•	Opposing any share exchange, exchange, tender offer, or significant asset sale because of a good faith belief that such transaction would adversely affect the corporation’s employees, customers, suppliers, the communities in which the corporation or its subsidiaries operate or any other relevant factor.
But the officers and directors can only consider such factors if the corporation’s charter permits the board to do so in connection with the transaction. The Company’s charter expressly permits the board to consider these factors.
(2) The Tennessee Greenmail Act. The Tennessee Greenmail Act applies to a Tennessee corporation that has a class of voting stock registered or traded on a national securities exchange or registered with the SEC pursuant to Section 12(g) of the Exchange Act. Under the Tennessee Greenmail Act, the Company may not purchase any of its shares at a price above the market value of such shares from any person who holds more than 3% of the class of securities to be purchased if such person has held such shares for less than two years, unless the purchase has been approved by the affirmative vote of a majority of the outstanding shares of each class of voting stock issued by the Company or the Company makes an offer, of at least equal value per share, to all stockholders of such class.
(3) The Tennessee Investor Protection Act. The Tennessee Investor Protection Act generally requires the registration, or an exemption from registration, before a person can make a tender offer for shares of a Tennessee corporation which, if successful, will result in the offeror beneficially owning more than 10% of any class of shares. Registration requires the filing with the Tennessee Commissioner of Commerce and Insurance of a registration statement, a copy of which must be sent to the target corporation, and the public disclosure of the material terms of the proposed offer. Additional requirements are imposed under that act if the offeror beneficially owns 5% or more of any class of equity securities of the target corporation, any of which was purchased within one year prior to the proposed takeover offer. The Tennessee Investor Protection Act also prohibits fraudulent and deceptive practices in connection with takeover offers, and provides remedies for violations. By its terms, this law is inapplicable to the Company and to bank holding companies. However, the Company’s charter provides that this law shall be applicable to the Company to the extent now or hereafter permitted by law.
The Tennessee Investor Protection Act does not apply to an offer involving a vote by holders of equity securities of the offeree corporation, pursuant to its charter, on a share exchange, consolidation or sale of corporate assets in consideration of the issuance of securities of another corporation, or on a sale of its securities in exchange for cash or securities of another corporation. Also excepted from the Tennessee Investor Protection Act are tender offers which are open on substantially equal terms to all stockholders, are recommended by the board of directors of the target corporation and include full disclosure of all terms.
The Tennessee Investor Protection Act applies to tender offers for corporations with substantial ties in Tennessee, including corporations incorporated in Tennessee or which have their principal offices in the state.

The laws described above, together with provisions of the Company’s charter and bylaws, regarding business combinations might be deemed to make the Company less attractive as a candidate for acquisition by another bank or company than would otherwise be the case in the absence of such provisions. As a result, the Company’s stockholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over prevailing market prices in a takeover context.
Dividends
Dividends may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. To the extent practicable, but in any event subject to a wide variety of considerations and to the discretion of the board of directors, the Company may pay dividends from time to time in accordance with Tennessee law based on its assessment, among other things, of working and regulatory capital needs and the need to retain earnings to fund growth.
Of course, the payment of dividends by the Company, as with any federally regulated commercial bank holding company or bank, will be dependent upon its earnings and financial condition and, in addition to the limitations discussed in this report, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices.
Taxation
Under current Tennessee law, cash dividends paid by the Company on its shares will be taxable at the rate of 6% on cash dividends under Tennessee’s “Hall Income Tax,” unless an exemption can be found, under the so-called “Hall Income Tax.” Generally, there is an exclusion for the first $1,250 (for individual taxpayers) and $2,500 (for a married couple filing a joint tax return) on taxable dividends. Company dividends may be taxable in other jurisdictions as well.
General Terms and Provisions Applicable to the Company’s Common Stock
In the event of liquidation, dissolution or winding up of the Company, shareholders are entitled to share ratably in all assets remaining after payment of liabilities.
The shareholders of the Company are not subject to further assessments on their shares.
The Company’s shares of common stock do not require a “sinking fund” which is a separate capital reserve maintained to pay shareholders with preferential rights for their investment in the event of liquidation or redemption.
Shareholders do not have a right to require the Company to repurchase their shares.

Transfer Agent
The Company utilizes Registrar & Transfer Company as its transfer agent and securities registrar. That company is located at 10 Commerce Drive, Cranford, New Jersey 07016 (Telephone number: 1-800-368-5948).
Preferred Stock
The charter of the Company authorizes it to issue up to 25,000,000 shares of its preferred stock. The preferred stock may be issued by vote of the board of directors without shareholder approval. The preferred stock may be issued in one or more series, with such designations, full or limited voting rights (or without voting rights), redemption, conversion, or sinking fund provisions, dividend rates or provisions, liquidation rights, and other preferences and limitations as the board of directors may determine in the exercise of its business judgment. The preferred stock may be issued by the board of directors for a variety of reasons.
The preferred stock could be issued in public or private transactions in one or more (isolated or series of) issues. The shares of any issue of preferred stock could be issued with rights, including voting, dividend, and liquidation features, superior to those of any issue or class of Company’s common stock, including the shares of its common stock that were issued in or after completion of the share exchange. The issuance of shares of the preferred stock could serve to dilute the voting rights or ownership percentage of holders of the common shares. The issuance of shares of the preferred stock might also serve to deter or block any attempt to obtain control of the Company, or to facilitate any such attempt, thus having, potentially, either an “anti-takeover” or a contrary effect, depending on the circumstances. The Company has no present plans to issue any of its preferred stock.
Debt Obligations
The Company, at any time and from time to time, may authorize and issue debt obligations, whether or not subordinated, without the approval of the shareholders.
Equity Incentive Plan
The organizing directors and shareholders of the Company adopted the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan became effective as of September 1, 2006, with one million shares available to be awarded. The Equity Incentive Plan has been and will be utilized for equity incentive awards. The banks’ respective stock option plans were terminated (although options previously granted under those plans will continue to be exerciseable for shares of the Company’s common stock). Awards granted under the Equity Incentive Plan will be in addition to stock options that may be exercised under the banks’ plans. (As used in this discussion, the term an “MBI Company” refers to the Company, the banks and any other present or future subsidiary or corporate affiliate of the Company or any subsidiary.)

Equity Incentives Issued in 2006
During 2006, the Company assumed 1,008,417 equity incentives (in the form of stock options) from the banks, in accordance with the share exchange agreement between the Company and the banks. In addition, the Company awarded 811,250 equity incentives under the Equity Incentive Plan. Of the equity incentives awarded, 260,000 were in the form of restricted shares, 515,000 as non-qualified stock options, and 36,250 as stock appreciation rights that can be exercised only for shares of the common stock. No other types of equity incentives were awarded.
Summary of the Equity Incentive Plan
Administration. The Equity Incentive Plan is administered by a committee made up of two or more directors who meet all requirements under Section 16 of the federal securities laws and Section 162(m) of the Internal Revenue Code. Subject to the provisions of the Equity Incentive Plan, the committee shall have full authority and discretion to make awards under the Equity Incentive Plan. The committee also has the sole authority to interpret the terms of the Equity Incentive Plan. In general, the members of the Company’s committee is made up of independent directors. Independence is presently measured based on the definition included in the NASD’s Rule 4200(a)(15).
The committee has the ability to delegate to executive officers the authority to make awards under the Equity Incentive Plan to non-officer employees within limits established by the committee. The board of directors may also appoint a secondary committee of the board of directors to administer the Equity Incentive Plan with respect to employees and consultants who are not officers or directors of the Company (or either of the banks). Any reference in the Equity Incentive Plan to the committee is meant to include any secondary committee.
Awards. Approximately eighty-two percent of the one million shares allocated to this plan were awarded on September 1, 2006. Awards under the Equity Incentive Plan were made of nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), and restricted stock (“Restricted Shares”). Awards may be made in the future of incentive stock options as defined in Section 422 of the Code (“ISOs”), NSO, SARs, Restricted Shares, Stock Units and Performance Units. The Equity Incentive Plan also authorizes the committee to make equity based awards not specifically provided for in the Equity Incentive Plan (“Other Awards”) on terms and conditions it determines to be appropriate.
Eligibility. Directors, officers and employees of an MBI Company are eligible for awards under the Equity Incentive Plan. Awards can also be made to non-employees who provide bona fide consulting services to an MBI Company, provided, that ISOs may only be awarded to actual employees of an MBI Company. The Equity Incentive Plan provides that our non-officer directors may be granted NSOs to acquire shares of common stock when they are first appointed to the board of directors on or after the completion of the share exchange and that non-employee directors may be granted NSOs periodically thereafter. In addition, if the board implements the relevant provision of the Equity

Incentive Plan, a non-employee director may elect to receive board compensation in the form of NSOs, SARs, Restricted Shares, Stock Units, Performance Units and Other Awards under the Equity Incentive Plan. The terms of awards issued to non-employee directors in lieu of a cash payment of board fees will be determined by the board of directors.
Stock Subject to the Plan. A maximum of 1,000,000 shares the Company’s common stock (or the equivalent) may be subject to awards under the Equity Incentive Plan. In the event of any reorganization, merger, recapitalization, stock dividend, stock split or similar change in the Company’s corporate structure or shares, appropriate adjustments will be made to the number and kind of shares reserved under the Equity Incentive Plan and under outstanding stock options and to the exercise price of outstanding stock options. In addition, shares attributable to awards that are forfeited or terminated may be reissued under the Equity Incentive Plan.
Stock Options. Stock options entitle the optionee to purchase shares of the Company’s common stock at a set price. Stock options may be either ISOs or NSOs. All options awarded under the Equity Incentive Plan must have an exercise price equal to at least the fair market value of the Company’s common stock on the date the options are granted, except that ISOs granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (a “10% owner”) may not be granted at less than 110% of the fair market value of our common stock on the date of grant. The committee shall determine the vesting and other terms of all options. No option may expire more than ten years from the grant date of the options and five years from the grant date for ISOs awarded to 10% owners.
The committee in its discretion may accelerate any vesting of any option in case of change in control, death, disability, retirement or termination as well as extend, modify, renew or exchange outstanding options. Options may be awarded in combination with SARs, and such an award may provide that the options will not be exercisable unless the related SARs are forfeited. Upon the termination of an optionee’s employment, unless as a result of a termination by the participant for cause (as defined in the Equity Incentive Plan) or other service with an MBI Company, the optionee will have three months to exercise his or her options that were vested on the date of termination; provided that if the termination is due to the optionee’s death, the estate of the optionee will have six months to exercise such options. The committee, in its discretion, may extend the exercise period for options held by terminated employees. Stock options vest fully upon completion of a change in control.
Stock Appreciation Rights. Stock Appreciation Rights (often called “SARs”) represent the right to receive an amount equal to a specified percentage (not exceeding 100%) of the difference between a base price established for the SAR and the fair market value of the Company’s common stock on the date the SAR is exercised. The base price must not be less than 100% of the fair market value of the Company’s common stock on the date the SAR is granted but may vary by a predetermined formula. The grant may specify that the amount payable upon exercise of the SAR may be paid (i) in cash, (ii) in shares of the Company’s common stock or (iii) any combination of cash and common stock. An award may specify a waiting period or periods before a SAR becomes exercisable and permissible dates or periods on or during which the SAR will be exercisable. The committee may, in its discretion, accelerate any exercisability of any SAR in case of change in control, death, disability, retirement or termination as well as extend, modify, renew or exchange outstanding SARs. The exercise periods and forfeiture provisions applicable to options in the event of a termination of service apply equally to SARs.
Restricted Shares. An award of Restricted Shares involves the immediate transfer of ownership of a specific number of shares of the Company’s common stock to a participant. However, during a restriction period designated by the committee, such shares are subject to forfeiture unless conditions specified by the committee are met. These conditions will generally include the continuous employment of the participant with an MBI Company (or service on a board) and may include performance objectives that must be achieved. Although Restricted Shares remain subject to forfeiture during the restriction period, the participant is entitled to vote these shares, receive all dividends paid on these shares and exercise all other ownership rights in the Restricted Shares. Restricted Shares may be sold or awarded under the Plan for such consideration as the committee may determine, including past services and future services; provided the consideration is equal to not less than the par value of such Restricted Shares. Unless the committee provides otherwise, Restricted Shares fully vest in the case of a participant’s termination of service from an MBI Company because of change in control, death, disability or retirement. A participant forfeits unvested Restricted Shares upon termination of service. The committee in its discretion may shorten the restriction period or waive the forfeiture provisions of any Restricted Share in the case of change in control, death, disability, retirement or termination.
Stock Units. A Stock Unit is an award denominated in shares of common stock that will be settled either by delivery of common stock or the payment of cash based upon the fair market value of such specified number of common stock on a specified settlement date. The committee will determine the number of Stock Units to be awarded to any participant, the restriction period within which a grant may be subject to forfeiture, whether the grant or vesting depends upon the achievement of performance goals and other terms. During the restriction period, the participant is not entitled to vote or receive dividends on the shares subject to the award. Stock Units vest or are forfeited in the event of a termination of service from an MBI Company under the same provisions that apply to Restricted Shares.
Performance Units. A Performance Unit consists of the right to receive a payment of cash upon achievement of a performance goal or goals and satisfaction of such other terms and conditions as the committee may determine. In general, Performance Units are earned and vest only upon the attainment of one or more performance goals achieved over a performance period which will be a period determined by the committee. The committee may substitute common stock for the payment of cash otherwise made for a performance unit. Unless the committee provides otherwise, a participant forfeits Performance Units upon termination of service; provided, however, that Performance Units may be paid at a target level in the event of a participant’s termination on account of change in control, death, disability or retirement.
Other Awards. Subject to the terms and conditions of the Equity Incentive Plan and such other terms and conditions as it deems appropriate, the committee may grant awards not specifically provided for in the Equity Incentive Plan, which are awards based on, settled in or otherwise referenced to common stock. Other Awards are payable in cash or shares of common stock as the committee determines to be in the best interests of the Company.
Manner of Exercise and Purchase. Options may be exercised by delivery of a Notice of Exercise and Common Stock Purchase Agreement in a form as provided with the optionee’s Stock Option Agreement, along with payment in full of the total exercise price for the shares to be purchased, subject to alternative methods of payment approved by the committee in its sole discretion. Stock Units, Restricted Shares, Performance Units and Other Awards shall be settled in accordance with the participant’s respective award agreement and any vesting or performance requirements therein. SARs may be exercised in accordance with the terms of any underlying SAR Agreement.
Transferability of Awards. Unless otherwise provided in an award agreement or in a domestic relations order, an award under the Equity Incentive Plan is not transferable other than as a result of a participant’s death and shall be exercisable during the participant’s lifetime only by the participant.
Amendment. The Equity Incentive Plan may be amended from time to time by the board of directors without approval by the Shareholders unless required by applicable laws, regulations or rules.
Termination. The Equity Incentive Plan will automatically expire on April 25, 2016, or on any earlier date by action of the board of directors. No awards will be made under the Equity Incentive Plan after it is terminated, but awards granted prior to the termination of the Equity Incentive Plan will be honored after the termination date of the Equity Incentive Plan.
Effect of Stock Issuance. The issuance of shares of common stock under the Equity Incentive Plan will dilute the voting power of Company’s current stockholders. The Company has registered the shares issuable pursuant to the Equity Incentive Plan under the Securities Act of 1933, thereby making such shares immediately eligible for resale in the public market without restriction by non-affiliates of the Company. Even though the shares issued under the Equity Incentive Plan have been registered for resale, our directors, executive officers and other affiliates of the Company who receive shares under the Equity Incentive Plan are subject to the volume restrictions of Rule 144 for resales of these shares.
Federal Income Tax Consequences. The following is a brief summary of certain of the federal income tax consequences of certain transactions under the Equity Incentive Plan. This summary is not intended to be exhaustive and does not describe state or local tax consequences.
In general, an optionee will not recognize income at the time an NSO is granted. At the time of exercise, the optionee will recognize ordinary income in an amount equal to the difference between the option price paid for the shares and the fair market value of the shares on the date of exercise. At the time of sale of shares acquired pursuant to the exercise of a NSO, any appreciation (or depreciation) in the value of the shares after the date of exercise generally will be treated as capital gain (or loss).

An optionee generally will not recognize income upon the grant or exercise of an ISO. If shares issued to an optionee upon the exercise of an ISO are not disposed of in a disqualifying disposition within two years after the date of grant or within one year after the transfer of the shares to the optionee, then upon the sale of the shares any amount realized in excess of the option price generally will be taxed to the optionee as long-term capital gain and any loss sustained will be a long-term capital loss. If shares acquired upon the exercise of an ISO are disposed of prior to the expiration of either holding period described above, the optionee generally will recognize ordinary income in the year of disposition in an amount equal to any excess of the fair market value of the shares at the time of exercise (or, if less, the amount realized on the disposition of the shares) over the option price paid for the shares. Any further gain (or loss) realized by the optionee generally will be taxed as short-term or long-term capital gain (or loss) depending on the holding period.
Subject to certain exceptions for death or disability, if an optionee exercises an ISO more than three months after termination of employment, the exercise of the option will be taxed as the exercise of a NSO. In addition, if an optionee is subject to federal “alternative minimum tax,” the exercise of an ISO will be treated essentially the same as a NSO for purposes of the alternative minimum tax.
A recipient of Restricted Shares generally will be subject to tax at ordinary income rates on the fair market value of the Restricted Shares (reduced by any amount paid by the recipient) at such time as the shares are no longer subject to a risk of forfeiture or restrictions on transfer for purposes of Code Section 83. However, a recipient who so elects under Code Section 83(b) within 30 days of the date of transfer of the Restricted Shares will recognize ordinary income on the date of transfer of the shares equal to the excess of the fair market value of the Restricted Shares (determined without regard to the risk of forfeiture or restrictions on transfer) over any purchase price paid for the shares. If a Section 83(b) election has not been made, any dividends received with respect to Restricted Shares that are subject at that time to a risk of forfeiture or restrictions on transfer generally will be treated as compensation that is taxable as ordinary income to the recipient.
A recipient of Stock Units and Performance Units generally will not recognize income until shares are transferred or cash is paid to the recipient at the end of the restriction or performance period and are no longer subject to a substantial risk of forfeiture or restrictions on transfer for purposes of Code Section 83. At that time, the participant will recognize ordinary income equal to the fair market value of the shares, reduced by any amount paid by the recipient.
The tax consequences of Other Awards will depend on the specific terms of such awards. To the extent that a participant recognizes ordinary income in the circumstances described above, the MBI Company for which the participant performs services will be entitled to a corresponding deduction, provided that, among other things, the income meets the test of reasonableness, is an ordinary and necessary business expense, is not an “excess parachute payment” within the meaning of Code Section 280G and is not disallowed by the $1,000,000 limitation on certain executive compensation under Code Section 162(m).
Section 162(m) Exemption. The Equity Incentive Plan is designed to comply with the provisions of Section 162(m) of the Internal Revenue Code (the “Code”). Code Section 162(m) precludes a publicly held corporation from claiming a federal income tax deduction for annual compensation paid to certain senior executives in excess of $1,000,000 per person. Compensation is exempt from this limitation, however, if it is “qualified performance-based compensation.” It is the intent of the Company that all awards made under the Equity Incentive Plan constitute qualified performance-based compensation satisfying the relevant requirements of Code Section 162(m) and the regulations issued thereunder. Accordingly, the Plan will be administered and the provisions of the Plan shall be interpreted in a manner consistent with Code Section 162(m).
Compensation derived from stock options and SARs is considered to be qualified performance-based compensation if these awards are made within the limit set forth in the plan for awards to single individuals. Other awards are considered to be qualified performance-based compensation as long as they are granted and/or vest solely upon the attainment of one or more pre-established objective performance goals unrelated to term of employment. The committee must establish these performance goals in writing for participants within the first 90 days of the performance period (but in no event later than completion of 25% of the performance period) and the outcome of these goals must be substantially uncertain at the time the committee actually establishes the goals. The performance goals must state an objective formula or standard used to compute the grant payable to the participants if the goals are attained and the committee may not retain any discretion to later increase the amount payable upon attainment of the performance goals. Under the Equity Incentive Plan, such performance goals must relate to one or more of the following for an MBI Company: revenue; earnings (including earnings before interest, taxes, depreciation, and amortization, earnings before interest and taxes, and earnings before or after taxes); operating income; net income; profit margins; earnings per share; return on assets; return on equity; return on invested capital; economic value-added; stock price; gross dollar volume; total shareholder return; market share; book value; expense management; cash flow; and customer satisfaction.
The committee may make equitable adjustments to established performance goal in recognition of unusual or non-recurring events for the following qualifying objective items: asset impairments; acquisition-related charges; accruals for restructuring and/or reorganization program charges; merger integration costs; merger transaction costs; any profit or loss attributable to the business operations of any entity or entities acquired during the period of service to which the performance goal relates; tax settlements; extraordinary, unusual in nature, infrequent in occurrence, or other non-recurring items as described in Accounting Principles Board Opinion No. 30; any extraordinary, unusual in nature, infrequent in occurrence, or other non-recurring items (not otherwise listed) in management’s discussion and analysis of financial condition and results of operation, selected financial data, financial statements and/or in the footnotes each as appearing in the annual report to stockholders; unrealized gains or losses on investments; charges related to derivative transactions contemplated by Statement of Financial Accounting Standards No. 133; and compensation charges related to SFAS 123(R). The committee must certify in writing prior to payout that the performance goals and any other material terms were in fact satisfied.

Calculation of Public Float
Mid-America Bancshares, Inc. has calculated the public float disclosed on the Cover Page of this Report (a) by including all issued and outstanding shares of the Company’s common stock directly and indirectly attributable to directors and executive officers of the Company’s predecessor issuer, PrimeTrust Bank, and (b) using the price of $17.52 per share as the fair market value of the predecessor Company’s common stock at June 30, 2006. (The Company has no non-voting common equity outstanding.) The public float as so determined was $45,551,947. However, the Company does not have, and the Company’s predecessor issuer did not have, any established public trading market for its securities. Accordingly, the Company does not believe that it is or can be an accelerated filer” for purposes of the SEC’s Rule 12b-2. See SEC Release No. 33-8644/34-52989 (“The determination of public float is premised on the existence of a public trading market for the company’s equity securities”), on page 32, and related footnote 95.
The foregoing calculation assumes that all outstanding shares beneficially owned by members of the board of directors and executive officers of the Issuer are owned by “affiliates,” a status that each such director and executive officer individually reserves the right to disclaim. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. Market price is estimated based on the financial evaluations received by the Company inasmuch as the Company’s stock is not traded over-the-counter or in any other established or recognized securities market.
The Company, has treated as common equity held by affiliates only voting stock owned as of June 30, 2006 by its directors and executive officers; it did not treat, for purposes of responding to the information required by the Cover Page, stock held by any of our subsidiaries as pledgee or in a fiduciary capacity as stock held by our affiliates. The Company’s response to the public float information request is not intended to be an admission that any person is an affiliate of the Company, for any purpose other than this response. Moreover, there is such a limited market for the Company’s shares, and the stock is so thinly traded, that reliance on market price is problematic and should not necessarily be relied upon as a true indication of value.
(b) Holders
The approximate number of record holders, including those shares held in “nominee” or “street name,” of the Company’s Common Stock at March 1, 2007 was approximately 3,090.
(c) Dividends
Neither the Company nor either one of its subsidiary banks has paid a cash dividend and none is expected to be paid in 2007. Rather, at the present time, the Company expects that the banks will reserve as much of their net earnings as possible, after paying the expenses of the Company, for future operations. Future dividends from the Company to its shareholders may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. Any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.
However, no dividend or other distribution can be made if the Company is insolvent or would be rendered insolvent by such action. Under the Tennessee Business Corporation Act, a corporation like the Company may not pay a dividend if afterwards:

•	The Company would be unable to pay its debts as they become due, or

•	The Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders.
Any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted. Cash available for dividend distribution to shareholders must initially come from dividends which the banks pay to the Company. As a result, the legal restrictions on the banks’ dividend payments also affect the ability of the Company to pay dividends.
Tennessee law further restricts the timing and amount of dividends that may be paid by a Tennessee banking corporation such as Bank of the South or PrimeTrust Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions. Prior regulatory approval must be obtained before declaring any dividends if the amount of any bank’s capital, and surplus is below certain statutory limits.
Please refer also to the discussion of dividends and related matters (such as “Capital Adequacy”) and to the discussion of “Payment of Dividends” set forth in Item 1 of this Annual Report on Form 10-K, to Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), to Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), and to Item 8 (the Consolidated Financial Statements).
The Company expects that funds for the payment of dividends and expenses of the Company will come from dividends paid to the Company by the banks. If the Company requires additional funds for acquisitions or investments, it may be able to obtain those funds from additional dividends paid by the banks or from external financing.
(d) Recent Sales of Unregistered Securities
During the past year, the Company sold no unregistered shares of its securities. The Company has registered shares for issuance with respect to equity incentives assumed from the banks pursuant to the share exchange and under its equity incentive plan, on registration statements filed under the Securities Act of 1933, as amended. These were filed on September 6, 2006 (Commission File No. 333-137126), and September 7, 2006 (Commission File No. 333-137171), respectively.
(e) Disclosure of Company Repurchases Pursuant to Item 703(a) of Item S-K
The Company did not repurchase any of its shares in 2006.

ITEM 6.	SELECTED FINANCIAL DATA.
The selected financial data required by this part of this Annual Report on Form 10-K are set forth as part of Appendix F. The selected financial data and certain statistical data concerning the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” that is set forth as a part of Item 7 and also as presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The “Management’s Discussion and Analysis of Financial Condition and Results of Operation” called for by this part is set forth as part of Appendix F. The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and the banks, its subsidiary. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements (Item 8).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Please refer to Item 6, Item 7, and Item 8 for the information called for by this part of the Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:
–	Independent Auditors’ Report;

–	Consolidated Balance Sheets — December 31, 2006 and 2005;

–	Consolidated Statements of Earnings — Three years ended December 31, 2006;

–	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2006;

–	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2006;

–	Consolidated Statements of Cash Flows — Three years ended December 31, 2006; and

–	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures.
Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President, and Chief Executive Officer (CEO) and its Senior Vice President, Chief Financial Officer, and Principal Accounting Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
(b) Changes in internal controls.
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date on which the Company carried out its evaluation.

ITEM 9B.	OTHER INFORMATION.
Not Applicable.
PART III
Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2007 definitive proxy statement that is expected to be filed with the SEC on or before

March 30, 2007, pursuant to Regulation 14A (the “2007 Proxy Statement”). However, the information set forth in the 2007 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and any other lawfully excludeable section or part thereof, if any, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2007 Proxy Statement shall be deemed or understood to incorporate such materials into this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The types of biographical and other information required by Item 10 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2007 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “The Committees of the Board of Directors,” and “Executive Officers.”
Information regarding late filings under Section 16(a) of the Exchange Act included in the Company’s 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.
Further information about the Mid-America Bancshares, Inc. Audit Committee, as well as information concerning the Company’s Code of Ethics, is included below.
Information About the Audit Committee
The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is more fully described in the Company’s 2007 Proxy Statement under the sections entitled “Audit Committee,” “Report of the Audit Committee,” “Principal Auditor Fees and Services,” and “Proposal No. 2 — Ratification of the Audit Committee’s Selection of Independent Auditors,” which sections are incorporated herein by reference. The members of the audit committee in 2006 were E.C. Hardison, III, Chair, Robert L. Callis, Bruce G. Davis, David V. Waldron, and Edward A. Whitley. The Company’s board of directors has determined that all of these persons are independent within the meaning of NASD Rule 4200(a)(15) and that its Chair, Mr. Hardison, is the Audit Committee’s financial expert. The board reserves the right to elect to designate another financial expert at any time.
Information About the Company’s Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company’s officers and employees, including its principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and others performing similar functions. The Code of Ethics is posted on the Company’s website at http://mid-americabancsharesinc.com. The Company undertakes to provide to any person without charge, upon request, a copy of its Code of Ethics. Requests should be submitted in writing to the attention of Investor Services, 7651 Highway 70 South, Nashville, Tennessee 37221. Although we make reference to our website in this report, no portion of that website is incorporated into this report unless we expressly state that a portion of the website is, in fact, being so incorporated.

ITEM 11.	EXECUTIVE COMPENSATION.
The types of biographical and other information required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2007 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “Benefits,” “Executive Compensation,” and “Executive Officers.” The Company’s board of directors has determined that all of these persons are independent within the meaning of NASD Rule 4200(a)(15).
Certain items are incorporated by reference to the Company’s 2007 Proxy Statement that is expected to be filed with the SEC on or before March 30, 2007. However, the information set forth in the 2007 Proxy Statement under the subheadings “Compensation Committee Report” and any other lawfully excludeable section or part of the compensation discussion, if any, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information concerning certain ownership of the Company’s securities required by Item 12 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2007 Proxy Statement, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”
The following table provides information required to be disclosed by the securities laws with respect to (1) compensation plans and (2) individual compensation arrangements (of which the Company has none) under which equity securities of the Company are authorized for issuance. The compensation plan is the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”), which was approved by the Company’s organizing board of directors and shareholders in early 2006. The Company has no compensation plan (including individual compensation arrangements) that provides for the issuance of securities which has not been approved by the organizing shareholders.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
	Warrants and Rights*	Warrants and Rights*	(a))
	(a)	(b)	(c)
Equity Compensation Plan Approved by Security Holders	1,484,045	$6.57	188,850

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

Total	1,484,045	$8.11	188,850

*	The Company currently has no outstanding warrants or rights. Please refer to Note 20 (Employee Based Compensation Plans) and to Note 21 (Earnings per Share) to the Consolidated Financial Statements included in Item 8.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information concerning certain business relationships and related transactions required by Item 13 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2007 Proxy Statement, under the caption of “Certain Transactions.”
Please refer to Item 8 of this Annual Report on Form 10-K, and to Note 2 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the banks on the other).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Audit Committee appointed Maggart & Associates, P.C., as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The following table shows the fees paid or accrued by the Company for the audit and other services provided by Maggart & Associates, P.C., for fiscal 2006 and 2005. The information for both years includes fees charged to the banks as well as the Company.

Services Performed	2006	2005
Audit Fees(1)	$395,965	$147,305

Audit-Related Fees(2)	10,985	62,808

Tax Fees(3)	31,304	74,987

All Other Fees(4)	-0-	-0-

Total Fees	$438,254	$285,100
Notes to Preceding Table

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of the Company’s (since completion of the share exchange) and the banks’ (prior to completion of the share exchange) quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations and services related to assistance with regulatory capital planning.

(3)	For fiscal 2006 and 2005, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

(4)	All other fees principally would include consulting engagements.
The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The aggregate amount of all such non-audit services provided by the principal accounting firm was less than ten percent of the total amount of revenues paid by the Company to this accounting firm during the fiscal year in which the services were provided. Such services were originally not recognized as being needed at the time of the engagement to be non-audit services.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Registered Certified Public Accounting Firm appear as part of Appendix F:
•	Consolidated Balance Sheets as of December 31, 2006 and 2005;

•	Consolidated Statements of Earnings for the three years ended December 31, 2006;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2006;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2006;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2006; and

•	Notes to the foregoing Consolidated Financial Statements.

•	Financial Statement Schedules — All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Annual Report on Form 10-K, or such information is disclosed in the consolidated financial statements or related notes to such financial statements.

(b)	Exhibits — The exhibits attached hereto or incorporated herein by reference are identified in the Exhibit Index appearing elsewhere in this Report.

(c)	Financial Statement Schedules — The financial statement schedules called for by this Item are either not applicable or included in the response to part (a) of this Item.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mid-America Bancshares, Inc. (Registrant)
By:	/s/ Gary L. Scott
Gary L. Scott, Chairman & CEO
March 13, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold Gordon Bone Harold Gordon Bone	Director	March 13, 2007

/s/ Robert L. Callis Robert L. Callis	Director	March 13, 2007

James A. Campbell	Director	March ___, 2007

/s/ Bruce G. Davis Bruce G. Davis	Director	March 13, 2007

/s/ E.C. Hardison, III E. C. Hardison, III	Director	March 13, 2007

Signature	Title	Date

/s/ David Major David Major	President and Director	March 13, 2007

/s/ Monty E. Mires Monty E. Mires	Director	March 13, 2007

/s/ Margaret N. Perry Margaret N. Perry	Director	March 13, 2007

/s/ Gary L. Scott Gary L. Scott	Chairman and Chief Executive Officer, and Director	March 13, 2007

/s/ James S. Short James S. Short	Executive Vice President, Chief Risk Officer, and Director	March 13, 2007

/s/ Stephen A. Steele Stephen A. Steele	Director	March 13, 2007

/s/ David V. Waldron David V. Waldron	Director	March 13, 2007

/s/ Jason K. West Jason K. West	Executive Vice President, Chief Financial and Accounting Officer (Principal Financial Officer), and Director	March 13, 2007

/s/ Edward A. Whitley Edward A. Whitley	Director	March 13, 2007

EXHIBIT INDEX

Exhibit		Page Number
Number	Description of Exhibit	or Location

2	Agreement and Plan of Reorganization and Share Exchange	(1)

3(i)	Charter of Mid-America Bancshares, Inc.	(2)

3(ii)	Bylaws of Mid-America Bancshares, Inc.	(3)

4.1	Charter of Mid-America Bancshares, Inc.	(4)

4.2	Bylaws of Mid-America Bancshares, Inc.	(5)

4.3	Specimen Stock Certificate	(6)

10.1	Mid-America Bancshares, Inc. 2006 Equity Incentive Plan	(7)

10.2	Change in Control Agreement of Gary L. Scott	(8)

10.3	Change in Control Agreement of David Major	(9)

10.4	Change in Control Agreement of James S. Short	(10)

10.5	Change in Control Agreement of Jason K. West	(11)

10.6	Change in Control Agreement of Charles R. Lanier	(12)

11	Statement re Computation of Per Share Earnings	(13)

12	Statement re Computation of Ratios	(14)

14	Code of Ethics	(15)

21	Subsidiaries of the Registrant	(16)

31(i)	Certification by Chief Executive Officer.	(17)

31(ii)	Certification by Chief Financial Officer.	(18)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	(19)

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	(20)

(1)	Incorporated by reference to Appendix 1 of the Joint Proxy Statement and Prospectus filed as part of the registrant’s Registration Statement on Form S-4, as amended, originally filed May 18, 2006 (Commission File Number 333-134247) (the “S-4 Registration Statement”).

(2)	Incorporated by reference to Exhibit 3(i) of the S-4 Registration Statement.

(3)	Incorporated by reference to Exhibit 3(ii) of the Current Report on Form 8-K filed by the registrant on September 1, 2006.

(4)	Incorporated by reference to Exhibit 3(i).

(5)	Incorporated by reference to Exhibit 3(ii).

(6)	Incorporated by reference to Exhibit 4.3 of the S-4 Registration Statement.

(7)	Incorporated by reference to Exhibit 10.1 of the S-4 Registration Statement.

(8)	Incorporated by reference to Exhibit 10.2 of the S-4 Registration Statement.

(9)	Incorporated by reference to Exhibit 10.3 of the S-4 Registration Statement.

(10)	Incorporated by reference to Exhibit 10.4 of the S-4 Registration Statement.

(11)	Incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement.

(12)	Incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement.

(13)	Incorporated by reference to Note 21 of the registrant’s Consolidated Financial Statements for the year ended December 31, 2006 (See Appendix F “2006 Annual Financial Disclosures”).

(14)	Incorporated by reference to Note 21 of the registrant’s Consolidated Financial Statements for the year ended December 31, 2006 (See Appendix F “2006 Annual Financial Disclosures”) and to the statistical disclosures included in said Appendix F.

(15)	Incorporated by reference to Exhibit 14 of the S-4 Registration Statement.

(16)	Incorporated by reference to Exhibit 21 of the S-4 Registration Statement.

(17)	Included in this document after the Exhibit Index.

(18)	Included in this document after the Exhibit Index.

(19)	Included in this document after the Exhibit Index.

(20)	Included in this document after the Exhibit Index.

APPENDIX F
2006 ANNUAL FINANCIAL DISCLOSURES

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Overview
          Mid-America Bancshares, Inc. is head-quartered in Nashville, Tennessee, and is a two-bank holding company with approximately $968 million dollars in total assets as of December 31, 2006. Our year-end results are a reflection of a merger of equals between PrimeTrust Bank and Bank of the South. This merger of equals was completed and effective September 1, 2006. Both banks retained their state charters and continue to operate independent of each other.
          As a bank holding company our operating results are almost entirely dependent upon the performance of our two subsidiary banks.

Bank	Total Assets
PrimeTrust Bank	$525,586,000
Bank of the South	442,662,000
Mid-America Bancshares, Inc. and eliminations	(277,000)

$967,971,000

          We own a wholly-owned subsidiary, Westside Title, which is located in Goodlettsville. This subsidiary provides the Company with title services.
          The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. We share in the commissions generated.
          The FDIC insures each subsidiary bank’s deposit accounts. Each subsidiary bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) which is one of twelve banks which comprise the Federal Home Loan Bank System. The bank holding company is a member of the Federal Reserve.
          The reasons for consummating the merger of equals are as follows:
•	Increases the market area served by each company in the dynamic Nashville, Tennessee; MSA.

•	Expands and improves customer service and access to additional banking facilities while retaining local decision-making.

•	Allows the Company to make and participate in larger loans.

•	Allows the Company to obtain cost savings in handling future growth.

•	Expands and broadens management depth.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
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
          Management assesses the adequacy of the ALL prior to the end of each quarter. This assessment includes procedures to estimate the ALL and test the appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historic or comparative experience; and (2) an unallocated amount representative of inherent loss which is based on subjective analyses. Even though the ALL is comprised of two components, the entire ALL is available to absorb any credit loss.
          We established the allocated portion amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating assigned to each of these loans as a result of our loan management and review process. We then assign each risk rating a loss ratio, which is determined based on the experience of management, discussion with banking regulators and the independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to our consumer portfolio. These loss ratios are assigned to the various homogenous categories of the consumer portfolio (e.g., automobile, residential mortgage, home equity).
          The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculations. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we consider such matters as changes in the local and national economies, the depth or experience of the lending staff, any concentrations of credit in particular industry groups or collateral groups, trends in past dues and adversely criticized or classified loans. After we assess applicable factors, we evaluate the aggregate unallocated amount based on management’s experience. We then test the resulting ALL balance by comparing the balance of the ALL to historic trends and peer information. Our management then evaluates the result of the procedures performed and concludes on the appropriateness of the balance of the ALL in its entirety. The Board of Directors reviews the assessment prior to filing the quarterly and annual financial information.
          In assessing the adequacy of the ALL, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Financial Condition
Balance Sheet Summary: The Company’s total assets were $967,971,000 and $419,302,000 at December 31, 2006 and 2005, respectively, an increase of 130.9%. Loans, net of allowance for loan losses, totaled $686,690,000 and $301,878,000 at December 31, 2006 and 2005, respectively, an increase of 127.5% and investment securities totaled $178,135,000 and $64,035,000, respectively, an increase of 178.2%. The increase in total assets, loans and securities reflect a combination of both internal growth and result of the merger of equals. The increase in loans and securities was primarily funded by an increase in deposits. As of December 31, 2006, Federal funds sold were $7,145,000 compared to $26,459,000 as of December 31, 2005.
          Total liabilities were $865,031,000 and $380,890,000 at December 31, 2006 and 2005, respectively, an increase of 127.1%. Stockholders’ equity was $102,940,000 and $38,412,000 at December 31, 2006 and 2005, respectively, an increase of 168.0%. The increase in liabilities was primarily a result of an increase in deposits of $464,718,000 or 129.4% from December 31, 2005 to December 31, 2006. The increase in liabilities, stockholders equity and deposits resulted from both internal growth and the merger of equals. A more detailed discussion of assets, liabilities and capital follows.
Loans
          Loan categories are as follows:

	December 31,
	2006		2005
(In Thousands)	Amount	Percentage	Amount	Percentage
Commercial, financial and agricultural	$324,283	46.7%	$147,474	48.3%
Real estate — construction	162,312	23.4	80,963	26.5
Real estate — mortgage	183,910	26.5	62,802	20.5
Installment	22,123	3.2	11,871	3.9
Lease financing	1,816	0.2	2,417	.8

Total	$694,444	100.0%	$305,527	100.0%

          Loans are a large component of the Company’s assets and are a primary source of income. The loan portfolio is composed of five primary loan categories: commercial, financial and agricultural; installment; real estate — mortgage; real estate — construction; and lease financing. The table above sets forth the loan categories and the percentage of such loans in the portfolio at December 31, 2006 and 2005. The Company has ceased lease financing operations as of December 31, 2005. Management estimated this lease portfolio to possess an average remaining life of approximately three years.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Financial Condition, Continued
          As represented in the table, primary loan growth was in commercial, financial and agricultural, real estate-mortgage and real estate-construction loans. Management is increasing loans in an orderly fashion to maintain quality, and believes that loan demand will remain strong throughout 2007. The loan portfolio has diversification with commercial lending and real estate lending being relatively equal categories.
          Loans and foreclosed real estate on December 31, 2006 were as follows:

	December 31, 2006								December 31, 2005
	Commercial,
	Financial,							Allowance			Allowance
	and	Real Estate -	Real Estate -		Lease			for			for Loan
(In Thousands)	Agricultural	Construction	Mortgage	Installment	Financing	Total	% of Total	Loan Loss	Total	% of Total	Loss
Internal Grades:
1	$3,980	—	303	1,545	—	5,828	1%	12	1,230	0%	2
2	7,045	1,612	8,403	1,587	—	18,647	3	93	26,069	9	130
3	298,688	156,160	164,317	18,066	1,760	638,991	92	6,482	260,377	85	3,010
4	2,018	383	3,643	208	—	6,252	1	78	—	0	—
5	1,990	163	139	419	—	2,711	0	44	15,310	5	306
6	7,349	1,602	5,333	549	56	14,889	2	242	1,083	0	54
7	779	2,708	653	130	—	4,270	1	281	905	0	92
8	1,712	86	867	133	—	2,798	0	279	—	0	—
9	—	—	—	—	—	—	0	—	—	0	—

	323,561	162,714	183,658	22,637	1,816	694,386	100	7,511	304,974	99	3,594
Impaired loans:
Contractually past due	533	—	575	—	—	1,108	0	111	512	0	51
Contractually current	1,229	—	98	—	—	1,327	0	132	41	0	4

Total commercial, real estate — construction, real estate — mortgage, installment and leases	325,323	162,714	184,331	22,637	1,816	696,821	100	7,754	305,527	99	3,649

Retail: not distinguished	N/A	N/A	N/A	N/A	N/A	N/A	0	N/A	N/A	0	—

Discount application	(1,040)	(402)	(421)	(514)	—	(2,377)

Total loans	$324,283	162,312	183,910	22,123	1,816	694,444	100%	7,754	305,527	99%	3,649

Foreclosed real estate			185			185			444

RISK RATINGS SUMMARY

1.	Superior. Loans of this grade are the highest quality credits in the Company’s portfolio. These credits exceed all the Company’s underwriting criteria. Credit risk is considered to be negligible. These type loans will primarily be collateralized by cash or other highly liquid collateral, where such collateral is held by Bank of the South or PrimeTrust Bank.

2.	Good. Assets of this grade conform to all the Company’s underwriting criteria and evidence a below-average level of credit risk. Borrower’s paying capacity is strong, with stable trends. If the borrower is a company, its earnings, liquidity and capitalization compare favorably to typical companies in its industry. Secondary sources of repayment are considered to be good. Borrower’s repayment capacity is good and borrower consistently complies with all major covenants.

3.	Satisfactory. Assets of this grade conform to substantially all the Company’s underwriting criteria and evidence an average level of credit risk. However, such assets display more susceptibility to economic, technological or political changes since they lack the above-average financial strength of credits rated Good. Borrower’s repayment capacity is considered to be above average. Credit is appropriately structured and serviced; payment history is satisfactory.

4.	Acceptable. Assets of this grade conform to most of the Company’s underwriting criteria and evidence an acceptable, though higher than average, level of credit risk. Loans is this category require an above-average level of servicing and show more reliance on collateral and guaranties to preclude a loss to the Company, should adverse trends develop. If the borrower is a company, its earnings, liquidity and capitalization are slightly below average, when compared to its peers. Borrower’s repayment capacity is considered to be adequate.

5.	Pass. “Pass” loans generally have the same credit risk characteristics as to assets in the previous category “Acceptable”. The distinguishing characteristic that causes a loan to be considered a Pass loan would be a major occurrence or condition, either actual or anticipated, the consequences of which are not yet evident, which would material increase the level of credit risk. In either case, the loan warrants closer monitoring by the loan officer than an “Acceptable” loan. In addition, loans in this category require a more pro-active stance on the part of the loan officer in order to shore up the credit’s weaknesses, and thus prevent the level of credit risk from increasing to a point where the loan becomes a “SM” loan.

6.	Special Mention. Assets included in this category are currently protected but are potentially weak. These assets constitute an undue and unwarranted credit risk but do not presently expose the Company to a sufficient degree to risk to warrant adverse classification. Close management attention is required. New loans should not be made which will immediately be in this category. Loans in this category will require a loan loss reserve factor or 10% of the loan amount when determining the general valuation reserve.

7.	Substandard. Substandard assets are inadequately protected by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. Assets so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard assets, does not have to exist in individual assets classified as Substandard.

8.	Doubtful. Assets classified Doubtful have all the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Financial Condition, Continued
          Net loans grew by $384,812,000 from December 31, 2005 to December 31, 2006. Of this amount $285,369,000 related to the merger with Bank of the South effective August 31, 2006. Approximately $100,000,000 was organic growth.
          Banking regulators define highly leveraged transactions to include leveraged buy-outs, acquisition loans, and recapitalization loans of an existing business. Under the regulatory definition, at December 31, 2006 and 2005, the Company had no highly leveraged transactions, and there were no foreign loans outstanding.
          The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.
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
          The Company’s first mortgage single family residential and installment loans which total approximately $117,981,000 and $22,123,000 and $37,837,000 and $11,871,000, respectively at December 31, 2006 and 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
          We consider all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Financial Condition, Continued
          Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan is reversed from income. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At December 31, 2006 and 2005 the Company had $1,977,000 and $574,000, respectively, of loans on nonaccrual status. This increase of loans on non-accrual status is a combined result of the merger of equals and the Company’s growth in the loan portfolio.
          Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.
          Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At December 31, 2006 and 2005, the Company had no loans that have had the terms modified in a troubled debt restructuring.
          The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
          As of December 31, 2006 and 2005, the Company had impaired loans totaling $3,096,000 and $553,000, respectively. A specific reserve of $359,000 and $55,000, respectively, has been established by management related to these loans at December 31, 2006 and 2005. There was $74,000 and $15,000, respectively, of interest income recognized on these loans in 2006 and 2005. The impaired loans at December 31, 2006 and 2005 are generally commercial loans and have been classified as substandard by management’s internal grading system. The total value of the collateral securing these loans is approximately $6,384,000 and $885,000 at December 31, 2006 and 2005, respectively.
          Non-performing loans, which include non-accrual loans and loans 90 days past due, at December 31, 2006, totaled $2,066,000 as compared to $683,000 at December 31, 2005.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Financial Condition, Continued
          The following schedule details selected information as to non-performing loans of the Company at December 31, 2006 and 2005:

	2006		2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$58	$599	$15	$20
Consumer loans	1	83	—	69
Commercial, financial and agricultural	30	1,295	94	485

	$89	$1,977	$109	$574

Renegotiated loans	$—		$—

          The allowance for loan losses is discussed under “Provision for Loan Losses”. The Company maintains its allowance for loan losses at an amount considered by management to be adequate to provide for the possibility of loan losses in the loan portfolio. Management has in place a system of quality controls to identify and monitor problem loans. Management believes the allowance for loan losses at December 31, 2006 to be adequate.
          Substantially all of our loans originate from Cheatham, Davidson, Dickson, Rutherford, Williamson, Wilson and adjacent Tennessee counties. We seek to exercise prudent risk management in lending, including diversification by loan category and industry segment, as well as by identification of credit risks.
          We believe there is a significant opportunity to continue to increase the loan portfolio in the Company’s primary market area. We have targeted commercial business lending, commercial and residential real estate lending and consumer lending. We seek to build a loan portfolio which is capable of adjusting to swings in the interest rate market, and it is the Company’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment. As a result of the Commercial Real Estate Guidance that was issued by the Interagency Statement in 2006, we believe in maintaining our total risk-based capital ratio above 10% in order to remain classified as well capitalized. Our total risk-based capital as of December 31, 2006 was 11.12% on a consolidated basis. PrimeTrust Bank and Bank of the South total risk capital ratios were 10.42% and 12.50%, respectively.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Securities
          Securities increased 178.2% from $64,035,000 at December 31, 2005 to $178,135,000 at December 31, 2006 and were a primary component of the Company’s earning assets. Included in the $114,100,000 growth in available-for-sale securities were securities of $71,532,000 related to the merger with Bank of the South. Securities classified as held-to-maturity increased to $9,740,000 due to the acquisition of Bank of the South. We anticipate the securities portfolio to continue to increase in order to maintain adequate liquidity as the Company continues to grow. At December 31, 2006, the market value of the available-for-sale securities portfolio was less than its amortized cost by $996,000 or 0.6%. At December 31, 2005 the market value of the Company’s securities was less than its amortized cost by $1,300,000 or 2.0%. The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities available-for-sale at December 31, 2006 was 4.96% as compared to an average yield of 4.08% at December 31, 2005.
          The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs. Amortization of premiums and accretion of discounts are recognized by the interest method.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.
     It is the Company’s intent to increase its holdings in municipal “bank-qualified” securities in order to reduce income tax liabilities.
          The Company’s classification of securities as of December 31, 2006 and 2005 is as follows:

	Available-For-Sale
	2006		2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
(In Thousands)	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$59,219	$58,991	$29,634	$29,054
Mortgage-backed securities	76,281	75,343	29,589	28,930
Obligations of states and political subdivisions	32,391	32,570	5,212	5,151
Domestic corporate bonds	900	891	900	900
Equity investment	600	600	—	—

	$169,391	$168,395	$65,335	$64,035

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Securities, Continued

	Held-to-Maturity
	December 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
(In Thousands)	Cost	Value	Cost	Value
Obligation of states and political subdivisions	$9,740	9,774	$—	—

	$9,740	9,774	$—	—

          There were no securities classified as trading during 2006 or 2005.
Intangible Assets and Goodwill
          Intangible assets and goodwill at December 31, 2006 consist of the following:

(In Thousands)
Premium on purchased deposits	$4,495
Non-compete agreements	219
Goodwill	19,147

$23,861

     The intangibles and goodwill were recorded in connection with the merger of Bank of the South effective August 31, 2006 and constitute 23.2% of book value of the Company. The premium on purchased deposits and the non-compete agreements are being amortized over their estimated life. Goodwill will be evaluated annually for impairment under the provisions of Statement of Financial Accounting Standards No. 142. Management expects to conduct an impairment study in 2007.
Deposits
          Total deposits, which are the principal source of funds for the Company, totaled $823,755,000 and $359,037,000 at December 31, 2006 and 2005, respectively, representing an increase of $464,718,000 or 129.4%. Included in the $464,718,000 increase in deposits is $349,638,000 related to the merger with Bank of the South which occurred on August 31, 2006. Demand deposits increased 126.0% from $36,868,000 at December 31, 2005 to $83,330,000 at December 31, 2006. Negotiable order of withdrawal, savings deposits and money market demand accounts increased $143,761,000 or 185.8%. Certificates of deposit and individual retirement accounts increased $274,495,000 or 112.1%. The Company has targeted local commercial businesses, professionals, local governments and consumers as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Deposits, Continued
          We believe the Middle Tennessee area is a dynamic economic market offering growth opportunities. However, we compete with several of the larger bank holding companies that have branch offices in this area; and therefore, no assurances of market growth can be given. Even though we are in a very competitive market, we currently believe that our market share will be expanded. We firmly believe that our position as a locally owned financial institution that offers personalized service will contribute significantly to quality loan and deposit growth, profitability and client retention.
Off Balance Sheet Arrangements
          At December 31, 2006, the Company had unfunded loan commitments and lines of credit outstanding of $185.3 million and outstanding standby letters of credit of $18.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Contractual Obligations
          The Company has the following contractual obligations as of December 31, 2006:

	Less Than	1 - 3	3 - 5	More than
(In Thousands)	1 Year	Years	Years	5 Years	Total
Long-term debt	$2,000	12,368	230	3,149	17,747
Capital leases	—	—	—	—	—
Operating leases	694	1,987	736	1,909	5,326
Purchases	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$2,694	14,355	966	5,058	23,073

          Long-term debt contractual obligations consist of advances from the Federal Home Loan Bank and a line of credit from a correspondent bank. The Company leases land for certain branch facilities. Future minimum rental payments required under the terms of these noncancellable leases are included in operating lease obligations.
Liquidity and Asset Management
          The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. A company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The Company’s primary source of liquidity is expected to be a stable core deposit base and the cash flow

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Liquidity and Asset Management, Continued
stream within the loan portfolio. In addition, short-term investments, investment security maturities and Federal Home Loan Bank advances provide a secondary source. A third source is the ability to secure funds in the wholesale market. The Company’s net loan to deposit ratio was approximately 83.4% and 84.1% at December 31, 2006 and December 31, 2005, respectively.
          The Company’s investment portfolio, as represented above, consists of earning assets that provide interest income.
          Funds management decisions must reflect management’s intent to maintain profitability in both the immediate and long-term earnings. The Company’s rate sensitivity position has an important impact on earnings. We meet monthly to analyze our rate sensitivity position. These meetings focus on the spread between the Company’s cost of funds and interest yields generated primarily through loans and investments. Economic forecasts and interest rate projections are monitored for planning purposes.
          The Company presently maintains an asset sensitive position over the next 12 month period or a positive gap. Asset sensitivity means that more of the Company’s assets are capable of repricing over certain time frames than liabilities. The interest rates associated with these assets and liabilities may not actually change over this period but are capable of changing. We believe the Company is in an acceptable position to manage net interest margin through an upward or downward rate environment.

Interest-rate sensitivity
gaps:	0-30	31-90	91-180	181-365	One Year and
(In Thousands)	Days	Days	Days	Days	Longer	Total
Interest-earning assets	$351,583	15,740	21,791	54,574	445,959	889,647
Interest-bearing liabilities	411,687	64,215	85,080	148,379	65,259	774,620

Interest rate sensitivity	$(60,104)	(48,475)	(63,289)	(93,805)	380,700	115,027

Cumulative gap	$(60,104)	(108,579)	(171,868)	(265,673)	115,027

Interest rate sensitivity gap as a % of total assets	6.21%	5.01%	6.54%	9.69%	39.33%

Cumulative gap as a % of total assets	6.21%	11.22%	17.76%	27.45%	11.88%

          Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Liquidity and Asset Management, Continued
          Capital investments can be detrimental to a company’s earnings thus management evaluates the potential growth and profitability at making such expenditures before proceeding. There are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future.
Market and Liquidity Risk Management
          Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.
          Interest Risk Sensitivity. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements which we use to help us management interest rate sensitivity include an earnings simulation model, an economic value of equity model, and gap analysis computations. These measurements are used in conjunction with competitive pricing analysis. We utilize an independent third party investment firm that prepares a detailed report of our earnings simulation, economic value of equity, and gap analysis. We receive these reports on a quarterly basis.
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net income to less than 10 percent for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that our net interest income should increase with a rise in interest rates over the next twelve months and decrease should interest rates fall.
Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 200 basis point change in interest rates up or down, the economic value of equity will not change by more than 25 percent from the base case.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Market and Liquidity Risk Management, Continued
Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities (i.e., “asset sensitive”). A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets (i.e., “liability sensitive”). During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal. We have established a targeted guideline to limit the one year income statement gap to -10% of total assets when rates are rising and +10% when rates are falling in order to reduce exposure to interest rate volatility.
          Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to an “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Capital Position and Dividends
          At December 31, 2006 and 2005, total stockholders’ equity was $102,940,000 and $38,412,000, respectively, or 10.7% and 9.2% of total assets.

	(In Thousands)
				Net Unrealized
				Gain (Loss)
		Additional	Retained	On Available-
	Common	Paid-In	Earnings	For-Sale	Treasury
	Stock	Capital	(Deficit)	Securities	Stock	Total
Balance December 31, 2005	3,398	36,799	(338)	(1,300)	(147)	38,412
Issuance of 344,484 shares of common stock stock, pursuant to exercise of stock options	344	1,354	—	—	—	1,698
2-for-1 stock split	3,408	(3,408)	—	—	—	—
Acquisition of Bank of the South	6,793	53,276	—	(553)	—	59,516
Retirement of treasury stock	(19)	(128)	—	—	147	—
Tax benefit related to exercise of non-qualified stock options	—	172	—	—	—	172
Cash payment of fractional shares pursuant acquisition of Bank of the South	(1)	(10)	—	—	—	(11)
Cost incurred in connection with the acquisition of Bank of the South, net of deferred taxes	—	(512)	—	—	—	(512)
Stock based compensation expense	—	123	—	—	—	123
Net change in unrealized loss on available- for-sale securities	—	—	—	1,238	—	1,238
Earnings for the year	—	—	2,304	—	—	2,304

Balance December 31, 2006	$13,923	$87,666	$1,966	$(615)	$—	$102,940

          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At December 31, 2006 and 2005, the Company’s total risk-based capital ratio was 11.12% and 11.42%, respectively, and its Tier I risk-based capital ratio was 10.15% and 10.45%, respectively. At December 31, 2006 and 2005, the Company had a leverage ratio of 8.80% and 9.81%, respectively.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Results of Operations
          Net earnings for the year ended December 31, 2006 were $2,304,000 and $2,606,000 for the year ended December 31, 2005, a decrease of $302,000 or 11.6%. Net earnings for the year ended December 31, 2004 was $1,011,000. The loss of $1,455,000 in 2003 was a result of the heavy startup and organization costs as the Company took advantage of growth opportunities while in the de novo stage of operations. The Company recognized loan loss provisions of $1,273,000 $1,121,000 and $962,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Basic and diluted earnings per common share were $.25 in 2006, $.43 in 2005 and $.21 in 2004.
          Net earnings were lower in 2006 than in 2005 primarily as a result of the Company being full-taxable. We incurred $65,000 in income tax expense in 2005 and $771,000 of income tax expense in 2006. Earnings before taxes increased by $404,000 or 15.5% from $2,671,000 in 2005 to $3,075,000 in 2006.
Net Interest Income
          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Total interest income was $42,330,000, $21,809,000 and $13,229,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and total interest expense was $22,033,000, $9,345,000 and $4,878,000, respectively. Net interest income for the same periods equaled $20,297,000, $12,464,000 and $8,351,000, respectively. Interest rates are expected to remain relatively stable in 2007. The continued growth in interest income and expense are a direct result of growth in earning assets and deposits consistent with the growth of the banks, the opening of additional branches and the consummation of the merger.
Provision for Loan Losses
          The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the years ended December 31, 2006, 2005 and 2004 were $1,273,000, $1,121,000 and $962,000, respectively. Net charge offs were $370,000 in 2006, $363,000 in 2005 and $64,000 in 2004. The allowance for loan losses was $7,754,000 and $3,649,000 at December 31, 2006 and 2005, respectively. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at December 31, 2006 and 2005 to be adequate. The allowance for loan losses was 1.12% and 1.19% of loans at December 31, 2006 and 2005, respectively.
Non-Interest Income
          The Company’s non-interest income consists of service charges on deposit accounts, gain on sale of SBA loans, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income, gains on sales of securities and other fees and commissions. Total non-interest income for the year ended 2006 was $5,355,000 and $3,981,000 for the year ended December 31, 2005, an increase of $1,374,000 or 34.5%. Total non-interest income for 2004 was $2,959,000. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees, commissions, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income and service charges on deposit accounts will increase in 2007 due to the expected growth of the Company.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Non-Interest Expense
          Non-interest expenses consist primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, printing, stationary and supplies and other operating expenses. Total non-interest expense for the year ended December 31, 2006 was $21,304,000 and was $12,653,000 for the year ended December 31, 2005, an increase of $8,651,000 or 68.4%. Total non-interest expense for 2004 was $9,337,000. The increases in non-interest expense are attributable primarily to increases in salaries and benefits and occupancy expenses due to continued growth of the Company and the merger previously discussed. Other operating expenses increased to $1,475,000 in 2006 from $922,000 in 2005. These expenses include taxes and general operating costs which increased as a result of continue growth of the Company.
Income Taxes
          Income taxes were $771,000 for the year ended December 31, 2006. The Company did not become fully taxable until 2006.
Supervision and Regulation
          The Company is regulated primarily by the Federal Reserve. The Company is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investment securities that may be purchased. Various consumer laws and regulations also affect the operations of the Company. In addition to the impact of regulation, commercial banks are also affected significantly by the actions of the Federal Open Market Committee (“FOMC”) of the Federal Reserve as a differentiating factor. The FOMC’s actions on interest rates significantly impacts the net interest margin and interest rate risk management activities of the Company.
          From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, before the Tennessee legislature and the other various bank regulatory agencies. The likelihood of these changes occurring and the effect they may have on the Company’s operations are difficult to predict.
Financial Modernization Legislation
          The Gramm-Leach-Bliley Act (“GLBA”) authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The GLBA imposes new requirements on financial institutions with respect to customer privacy. The GLBA generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Financial Modernization Legislation, Continued
          The GLBA contains significant revisions to the FHLB System. In addition to other provisions, the GLBA expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The GLBA contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. Mid-America Bancshares, Inc. does not anticipate a material impact on its operations from this legislation at this time.
State Regulation of Mid-America Bancshares, Inc.
          The subsidiaries, PrimeTrust Bank and Bank of the South, as Tennessee state chartered banks, are subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank’s deposit insurance. The Commission of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of December 31, 2006, neither PrimeTrust Bank or Bank of the South are the subject of any such action by the FDIC or the TDFI.
          The deposits of PrimeTrust Bank and Bank of the South are insured by the FDIC in the manner and extent provided by law. For this protection, the subsidiary banks pay a quarterly statutory assessment. Although neither subsidiary bank is currently a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.
          Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the subsidiary banks. State and federal statutes and regulations relate to many aspects of the subsidiary banks’ operations, including reserve against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the subsidiary banks are required to maintain certain levels of capital.
Capital Adequacy
          Under the risk-based capital guidelines applicable to Mid-America Bancshares, Inc. and its wholly-owned subsidiary banks, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a “well-capitalized” bank under the guidelines, a bank must have a total risk-based capital ratio in excess of 10%. Under these guidelines, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting certain intangibles, and certain other

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Capital Adequacy, Continued
adjustments (“Tier 1 capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, after subtracting certain intangibles, and certain amount of loan loss reserve (“Tier 2 capital”). Banks are subject to similar capital requirements adopted by the FDIC. In addition, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency have adopted a minimum leverage ratio (Tier 1 capital to adjusted quarter average assets) of 4%. Generally, banking organizations are expected to operate well above the minimum required capital level of 4% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain leverage ratio of 4% plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, prohibition on brokered deposits and certain other restrictions.
Payment of Dividends
          The payment of dividends by PrimeTrust Bank and Bank of the South is subject to the Tennessee Banking Act. The act provides that PrimeTrust Bank and Bank of the South may not declare dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. PrimeTrust Bank and Bank of the South are also subject to the minimum capital requirements of the FDIC which impact the Company’s ability to pay dividends. If the Company fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.
          If, in the opinion of the applicable federal bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current earnings.
Monetary Policy
          We are affected by commercial bank credit policies of regulatory authorities, including the Board. An important function of the Board is to regulate the national supply of bank credit in order to attempt to combat recessionary and curb inflationary pressures. Among the instruments of monetary policy used by the Board to implement these objectives are: open market operations in U.S. government securities, changes in discount rates on member borrowings, changes in reserve requirements against

MID-AMERICA BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS, CONTINUED
Monetary Policy, Continued
          bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Board have had a significant effect on the operating results of commercial banks, including nonmembers as well as members, in the past and are expected to continue to do so in the future.
Impact of Inflation
          The primary impact which inflation has on the results of our operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary. Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increases slightly, management believes that the effect on earnings will not be significant.
Quantitative and Qualitative Disclosures About Market Risk
          The response to this Item is included in Management’s Discussion and Analysis of Financial Condition or Plan of Operations under the Market and Liquidity Risk Management section and is incorporated herein by reference.

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
I.	Distribution of Assets, Liabilities and Stockholders’ Equity:

Interest Rates and Interest Differential

The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company’s gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

In this Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the prior year. Changes in interest income and expense not due solely to volume or rate changes have been allocated to the “change due to volume” and “change due to rate” in proportion to the relationship of the absolute dollar amounts of the change in each category.

Non-accrual loans have been included in the loan category. Loan fees of $1,499,000, $1,178,000 and $1,018,000 for 2006, 2005 and 2004, respectively, are included in loan income and represent an adjustment of the yield on these loans.

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$442,054	8.15%	36,024	273,272	7.10%	19,414	13,415	3,195	16,610
Investment securities — taxable	93,864	4.51	4,237	48,886	3.62	1,771	1,946	520	2,466
Investment securities — tax-exempt	21,333	4.57	976	1,094	3.66	40	924	12	936
Tax equivalent adjustment	—	2.36	503	—	1.92	21	476	6	482

	21,333	6.93	1,479	1,094	5.58	61	1,400	18	1,418
Loans held for sale	2,292	5.67	130	1,730	5.72	99	32	(1)	31
Federal funds sold	13,477	4.75	640	12,433	3.38	420	38	183	221
Interest-bearing deposits in financial institutions	4,739	4.85	230	756	3.70	28	189	12	201
Restricted equity securities	1,655	5.62	93	879	4.21	37	41	15	56

Total earning assets	579,414	7.39	42,833	339,050	6.44	21,830			21,003

Cash and due from banks	11,129			5,632
Allowance for possible loan losses	(4,885)			(3,239)
Bank premises and equipment	18,527			11,443
Goodwill	2,960
Intangibles	635
Other assets	7,118			2,662

Total assets	$614,898			355,548

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$36,273	2.37%	858	15,520	1.15%	179	380	299	679
Money market demand accounts	82,381	3.29	2,707	68,429	2.59	1,770	403	534	937
Individual retirement accounts	21,040	4.77	1,004	10,448	3.98	416	491	97	588
Other savings deposits	6,537	0.92	60	3,673	.82	30	26	4	30
Certificates of deposit $100,000 and over	207,676	5.00	10,389	108,138	3.69	3,993	4,617	1,779	6,396
Certificates of deposit under $100,000	124,852	4.68	5,840	72,040	3.41	2,460	2,246	1,134	3,380

Total interest-bearing deposits	478,759	4.36	20,858	278,248	3.18	8,848			12,010

Advances from Federal Home Loan Bank	19,566	4.34	850	12,629	3.78	477	293	80	373
Securities sold under repurchase agreements	5,825	4.39	256	887	2.03	18	197	41	238
Federal funds purchased	1,175	5.36	63	64	3.13	2	59	2	61
Line of credit	83	7.25	6	—	—	—	6	—	6

Total interest-bearing liabilities	505,408	4.36	22,033	291,828	3.20	9,345			12,688

Demand deposits	53,167			29,320

Other liabilities	2,521			1,816

Series A Preferred Stock	—			1,534

Stockholders’ equity	53,802			31,050

Total liabilities and stockholders’ equity	$614,898			355,548

Net interest income			20,800			12,485			8,315

Net yield on earning assets		3.59%			3.68%

Net interest spread		3.03%			3.24%

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$273,272	7.10%	19,414	192,943	6.11%	11,785	5,485	2,144	7,629
Investment securities — taxable	48,886	3.62	1,771	39,475	3.35	1,323	334	114	448
Investment securities — tax-exempt	1,094	3.66	40	—	—	—	40	—	40
Tax equivalent adjustment	—	1.92	21	—	—	—	21	—	21

	1,094	5.58	61	—	—	—	61	—	61
Loans held for sale	1,730	5.72	99	1,121	5.08	57	34	8	42
Federal funds sold	12,433	3.38	420	3,310	1.33	44	241	135	376
Interest-bearing deposits in financial institutions	756	3.70	28	137	0.73	1	15	12	27
Restricted equity securities	879	4.21	37	590	3.22	19	11	7	18

Total earning assets	339,050	6.44	21,830	237,576	5.57	13,229	6,300	2,301	8,601

Cash and due from banks	5,632			4,005
Allowance for possible loan losses	(3,239)			(2,419)
Bank premises and equipment	11,443			9,155
Other assets	2,662			1,638

Total assets	$355,548			249,955

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$15,520	1.15%	179	15,795	0.70%	110	(2)	71	69
Money market demand accounts	68,429	2.59	1,770	53,200	1.37	728	254	788	1,042
Individual retirement accounts	10,448	3.98	416	7,437	3.64	271	118	27	145
Other savings deposits	3,673	0.82	30	2,782	0.29	8	4	18	22
Certificates of deposit $100,000 and over	108,138	3.69	3,993	78,537	2.99	2,348	1,013	632	1,645
Certificates of deposit under $100,000	72,040	3.41	2,460	46,347	2.61	1,209	804	447	1,251

Total interest-bearing deposits	278,248	3.18	8,848	204,098	2.29	4,674	2,017	2,157	4,174

Advances from Federal Home Loan Bank	12,629	3.78	477	6,171	3.13	193	237	47	284
Securities sold under repurchase agreements	887	2.03	18	446	0.90	4	6	8	14
Federal funds purchased	64	3.13	2	425	1.65	7	(9)	4	(5)

Total interest-bearing liabilities	291,828	3.20	9,345	211,140	2.31	4,878	2,225	2,242	4,467

Demand deposits	29,320			17,599

Other liabilities	1,816			851

Series A Preferred Stock	1,534			2,614

Stockholders’ equity	31,050			17,751

Total liabilities and stockholders’ equity	$355,548			249,955

Net interest income			12,485			8,351			4,134

Net yield on earning assets		3.68%			3.52%

Net interest spread		3.24%			3.26%

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
II.	Investment Portfolio:
A.	Securities at December 31, 2006 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$59,219	162	390	58,991
Mortgage-backed securities	76,281	247	1,185	75,343
Obligations of states and political subdivisions	32,391	253	74	32,570
Corporate bonds	900	—	9	891
Equity investment	600	—	—	600

	$169,391	662	1,658	168,395

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$9,740	54	$20	9,774

	$9,740	54	$20	9,774

Securities at December 31, 2005 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$29,634	1	581	29,054
Mortgage-backed securities	29,589	3	662	28,930
Obligations of states and political subdivisions	5,212	—	61	5,151
Corporate bonds	900	—	—	900

	$65,335	4	1,304	64,035

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
II.	Investment Portfolio, Continued:
Securities at December 31, 2004 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$16,803	5	293	16,515
Mortgage-backed securities	27,338	41	262	27,117
Corporate bonds	500	2	—	502

	$44,641	48	555	44,134

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
II.	Investment Portfolio, Continued:
B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2006:

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yields
	(In Thousands, Except Yields)
Available-For-Sale Securities
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$10,097	10,018	3.80%
One to five years	49,232	48,699	4.64
Five to ten years	21,514	21,286	5.07
More than ten years	54,657	54,331	5.09

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	135,500	134,334	4.83

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	833	831	4.89
More than ten years	31,558	31,739	5.56

Total obligations of states and political subdivisions	32,391	32,570	5.54

Corporate bonds:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	500	491	6.87
More than ten years	400	400	8.25

Total corporate bonds	900	891	7.48

Equity investments:
Less than one year	600	600	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total corporate bonds	600	600	—

Total investment securities available-for-sale	$169,391	168,395	4.96%

Held-To-Maturity Securities
Obligations of states and political subdivisions*:
Less than one year	$—	—	—
One to five years	164	167	4.30
Five to ten years	229	238	4.55
More than ten years	9,347	9,369	4.28

Total obligations of states and political subdivisions	9,740	9,774	4.28

Total investment securities held-to-maturity	$9,740	9,774	4.28%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
III.	Loan Portfolio:
A.	Loan Types

The following schedule details the loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002:

	In Thousands
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$324,283	147,474	105,493	80,297	43,273
Real estate — construction	162,312	80,963	55,159	24,923	7,420
Real estate — mortgage	183,910	62,802	56,665	39,784	18,666
Installment	22,123	11,871	9,144	7,797	4,834
Lease financing	1,816	2,417	2,916	3,294	2,797

Total loans	694,444	305,527	229,377	156,095	76,990

Less unearned interest	—	—	—	—	—

Total loans, net of unearned interest	694,444	305,527	229,377	156,095	76,990

Less allowance for loan losses	(7,754)	(3,649)	(2,891)	(1,993)	(967)

Net loans	$686,690	301,878	226,486	154,102	76,023

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rate changes for commercial loans of the Company at December 31, 2006:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year	5 Years	Years	Total
Maturity Distribution:

Commercial, financial and agricultural*	$95,368	163,694	65,221	324,283
Real estate — construction	109,924	45,795	6,593	162,312

	$205,292	209,489	71,814	486,595

Interest-Rate Sensitivity:

Fixed interest rates	$56,854	158,626	26,123	241,603

Floating or adjustable interest rates	148,438	50,863	45,691	244,992

Total commercial, financial and agricultural loans plus real estate - construction loans	$205,292	209,489	71,814	486,595

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
III.	Loan Portfolio, Continued:
C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002:

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002
Non-accrual loans:
Commercial, financial and agricultural	$1,295	485	—	98	—
Real estate — construction	18	—	—	—	—
Real estate — mortgage	581	20	154	18	22
Installment	83	69	6	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$1,977	574	160	116	22

Loans 90 days past due:
Commercial, financial and agricultural	$30	94	—	1	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	58	15	18	—	—
Installment	1	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$89	109	18	1	—

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$2,066	683	178	117	22

Total loans, net of unearned interest	$694,444	305,527	229,377	156,095	76,990

Percent of total loans outstanding, net of unearned interest	0.30%	0.22%	0.08%	0.07%	0.03%

Other real estate	$185	444	—	—	—

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2006 if the loans had been current totaled $165,000 as compared to $33,000 in 2005. The amount of interest income recognized relating to non-accrual loans for the year December 31, 2006 approximated $31,000 as compared to $8,000 in 2005.

At December 31, 2006, loans, which include the above, totaling $10,079,000 were included in the Company’s internal classified loan list. Of these loans $7,990,000 are real estate and $2,089,000 are various other types of loans. The collateral values securing these loans total approximately $18,219,000, ($13,838,000 related to real estate and $4,381,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2006 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

Other real estate totaled $185,000 and $444,000 at December 31, 2006 and 2005, respectively.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2006 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2006, 2005, 2004, 2003 and 2002 and the years or period then ended:

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of period	$3,649	2,891	1,993	967	39

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and Agricultural	(251)	(96)	(11)	(22)	—
Real estate — construction	—	(124)	—	—	—
Real estate — mortgage	(36)	—	(34)	—	—
Installment	(190)	(78)	(30)	(3)	—
Lease financing	(31)	(76)	(10)	(100)	—

	(508)	(374)	(85)	(125)	—

Recoveries:
Commercial, financial and Agricultural	5	5	—	13	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	110	—	20	—	—
Installment	8	4	1	—	—
Lease financing	15	2	—	—	—

	138	11	21	13	—

Net loan charge-offs	(370)	(363)	(64)	(112)	—

Allowance acquired in acquisition of Bank of the South	3,202	—	—	—	—

Provision for loan losses charged to expense	1,273	1,121	962	1,138	928

Allowance for loan losses at end of year	$7,754	3,649	2,891	1,993	967

Total loans, net of unearned interest at end of year	$694,444	305,527	229,377	156,095	76,990

Average total loans outstanding, net of unearned interest, during year	$442,054	273,272	192,943	115,428	39,995

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during year	0.08%	0.13%	0.03%	0.10%	—

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.12%	1.19%	1.26%	1.28%	1.26%

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
IV.	Summary of Loan Loss Experience, Continued:

The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for loan losses.

The breakdown of the allowance by loan category is based in part on evaluations of specific loans, past history and economic conditions within specific industries or geographic areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of the future losses.

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$4,141	46.7%	$2,319	48.3%
Real estate — construction	2,073	23.4	1,012	26.5
Real estate — mortgage	1,245	26.5	157	20.5
Installment	260	3.2	119	3.9
Lease financing	35	0.2	42	.8

	$7,754	100.0%	$3,649	100.0%

	December 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,872	46.0%	$1,025	51.4%
Real estate — construction	689	24.0	318	16.0
Real estate — mortgage	142	24.7	508	25.5
Installment	137	4.0	100	5.0
Lease financing	51	1.3	42	2.1

	$2,891	100.0%	$1,993	100.0%

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
IV.	Summary of Loan Loss Experience, Continued:

	December 31, 2002
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$544	56.2%
Real estate — construction	93	9.7
Real estate — mortgage	234	24.2
Installment	61	6.3
Lease financing	35	3.6

	$967	100.0%

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
V.	Deposits:

The average amounts and average interest rates for deposits for 2006, 2005 and 2004 are detailed in the following schedule:

	2006		2005		2004
	Average		Average		Average
	Balance	Average	Balance	Average	Balance	Average
	In Thousands	Rate	In Thousands	Rate	In Thousands	Rate
Non-interest bearing deposits	$53,167	—%	29,320	—%	17,599	—%
Negotiable order of withdrawal accounts	36,273	2.37	15,520	1.15	15,795	0.70
Money market demand accounts	82,381	3.29	68,429	2.59	53,200	1.37
Individual retirement accounts	21,040	4.77	10,448	3.98	7,437	3.64
Other savings	6,537	0.92	3,673	.82	2,782	0.29
Certificates of deposit $100,000 and over	207,676	5.00	108,138	3.69	78,537	2.99
Certificates of deposit under $100,000	124,852	4.68	72,040	3.41	46,347	2.61

	$531,926	3.92%	307,568	2.88%	221,697	2.11%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2006:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$95,646	2,324	97,970
Three to six months	83,895	2,466	86,361
Six to twelve months	91,668	3,319	94,987
More than twelve months	43,379	5,580	48,959

	$314,588	13,689	328,277

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Return on assets	.37%	.73%	.40%
(Net income divided by average total assets)

Return on equity	4.28%	8.39%	5.70%
(Net income divided by average equity)

Dividend payout ratio	—%	—%	—%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	8.75%	8.73%	7.10%
(Average equity divided by average total assets)

Leverage capital ratio	8.80%	9.81%	8.69%
(Equity divided by fourth quarter average total assets, excluding the net unrealized loss on available-for-sale securities)
The minimum leverage capital ratio required by the regulatory agencies is 4%.

Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2006 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities and goodwill and other intangible assets	$81,499

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	7,765

Total risk-based capital	$89,264

Risk-weighted assets	$802,772

Risk-based capital ratios:
Tier I capital ratio	10.15%

Total risk-based capital ratio	11.12%

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2006, the Company was in compliance with these requirements.

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2006:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$694,444	329,289	12,629	18,629	42,654	291,243
Securities	178,135	5,226	3,111	3,162	11,920	154,716
Loans held for sale	5,190	5,190	—	—	—	—
Federal funds sold	7,145	7,145	—	—	—	—
Interest-bearing deposits in Financial Institutions	2,559	2,559
Restricted equity securities	2,174	2,174	—	—	—	—

Total earning assets	889,647	351,583	15,740	21,791	54,574	445,959

Interest-bearing liabilities:
Negotiable order of withdrawal Accounts	78,485	78,485	—	—	—	—
Money market demand Accounts	131,550	131,550	—	—	—	—
Individual retirement Accounts	33,649	8,510	3,207	5,157	6,590	10,185
Other savings	11,118	11,118	—	—	—	—
Certificates of deposit, $100,000 and over	210,345	50,459	35,025	34,564	71,452	18,845
Certificates of deposit, under $100,000	275,278	111,117	25,983	45,359	70,337	22,482
Securities sold under repurchase Agreements	11,353	11,353	—	—	—	—
Advances from Federal Home Loan Bank	15,747	2,000	—	—	—	13,747
Line of credit	2,000	2,000	—	—	—	—
Federal funds purchased	5,095	5,095	—	—	—	—

	774,620	411,687	64,215	85,080	148,379	65,259

Interest-sensitivity gap	$115,027	(60,104)	(48,475)	(63,289)	(93,805)	380,700

Cumulative gap		(60,104)	(108,579)	(171,868)	(265,673)	115,027

Interest-sensitivity gap as % of total assets		6.21%	5.01%	6.54%	9.69%	39.33%

Cumulative gap as % of total assets		6.21%	11.22%	17.76%	27.45%	11.88%

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

MID-AMERICA BANCSHARES, INC.
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets, Continued:

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets quarterly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

MID-AMERICA BANCSHARES, INC. FINANCIAL HIGHLIGHTS (UNAUDITED)

	In Thousands, Except Per Share Information
	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
CONSOLIDATED BALANCE SHEETS:

End of year:
Total assets	$967,971	$419,302	295,290	203,227	109,426
Loans, net	686,690	301,878	226,486	154,102	76,023
Securities available-for-sale	168,395	64,035	44,134	35,125	25,073
Securities held-to-maturity	9,740	—	—	—	—
Deposits	823,755	359,037	262,567	178,921	97,378
Series A Preferred Stock	—	—	4,125	—	—
Stockholders’ equity	102,940	38,412	20,158	16,980	10,307

CONSOLIDATED STATEMENTS OF EARNINGS:

Interest income	$42,330	21,809	13,229	7,986	3,942
Interest expense	22,033	9,345	4,878	3,640	1,936

Net interest income	20,297	12,464	8,351	4,346	2,006

Provision for loan losses	(1,273)	(1,121)	(962)	(1,138)	(928)

Net interest income after provision for loan losses	19,024	11,343	7,389	3,208	1,078
Non-interest income	5,355	3,981	2,959	1,922	773
Non-interest expense	21,304	12,653	9,337	6,585	3,352

Earnings (loss) before income taxes	3,075	2,671	1,011	(1,455)	(1,501)

Income taxes	771	65	—	—	—

Earnings (loss)	$2,304	2,606	1,011	(1,455)	(1,501)

Comprehensive earnings (loss)	$2,989	1,813	936	(2,366)	(1,022)

PER SHARE DATA:

Basic earnings (loss) per common share	$.25	.43	.21	(.37)	(.68)
Diluted earnings (loss) per common share	$.25	.43	.21	(.37)	(.68)
Cash dividends per common share	$—	—	—	—	—
Book value per common share, end of year	$7.39	5.67	4.43	4.15	4.21

RATIOS:

Return on average stockholders’ equity	4.28%	8.39%	5.70%	(8.51)%	(15.95)%
Return on average assets	.37%	.73%	.40%	(0.91)%	(1.97)%
Average stockholders’ equity to average assets	8.75%	8.73%	7.10%	10.74%	12.35%
Dividends declared per common share as percentage of basic earnings per share	—%	—%	—%	—%	—%

MID-AMERICA BANCSHARES, INC.
Nashville, Tennessee
Consolidated Financial Statements
December 31, 2006 and 2005
(With Independent Auditor’s Report Thereon)

MAGGART & ASSOCIATES, P.C.
Certified Public Accountants
150 FOURTH AVENUE, NORTH
SUITE 2150
NASHVILLE, TENNESSEE 37219-2417
Telephone (615) 252-6100
Facsimile (615) 252-6105
Independent Auditor’s Report
The Board of Directors
Mid-America Bancshares, Inc.:
     We have audited the accompanying consolidated balance sheets of Mid-America Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Nashville, Tennessee
February 2, 2007

MID-AMERICA BANCSHARES, INC.
Consolidated Balance Sheets
  December 31, 2006 and 2005

	(In Thousands)
	2006	2005
ASSETS

Loans, less allowance for loan losses of $7,754,000 and $3,649,000, respectively	$686,690	$301,878
Securities:
Available-for-sale, at market (amortized cost of $169,391,000 and $65,335,000, respectively)	168,395	64,035
Held-to-maturity, at amortized cost (market value of $9,774,000 in 2006)	9,740	—

Total securities	178,135	64,035

Loans held for sale	5,190	2,196
Federal funds sold	7,145	26,459
Restricted equity securities	2,174	1,046
Interest-bearing deposits in financial institutions	2,559	—

Total earning assets	881,893	395,614

Cash and due from banks	20,728	6,675
Premises and equipment, net	32,626	12,808
Accrued interest receivable	5,505	2,114
Other real estate owned	185	444
Deferred tax asset	—	717
Goodwill	19,147	—
Intangible assets, net	4,714	—
Other assets	3,173	930

Total assets	$967,971	$419,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$823,755	$359,037
Line of credit	2,000	—
Advances from Federal Home Loan Bank	15,747	18,409
Federal funds purchased	5,095	—
Securities sold under repurchase agreements	11,353	621
Deferred tax liability	1,153	—
Accrued interest and other liabilities	5,928	2,823

Total liabilities	865,031	380,890

Stockholders’ equity:
Series A preferred stock, no par value, authorized 25,000,000 shares	—	—
Common stock, par value $1 per share, authorized 75,000,000 shares, 13,922,956 and 3,398,069 shares issued, respectively	13,923	3,398
Additional paid-in capital	87,666	36,799
Retained earnings (deficit)	1,966	(338)
Net unrealized loss on available-for-sale securities, net of income taxes of $381,000 in 2006	(615)	(1,300)

	102,940	38,559
Less cost of treasury stock of 9,833 shares in 2005	—	(147)

Total stockholders’ equity	102,940	38,412

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$967,971	$419,302

See accompanying notes to consolidated financial statements.

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Earnings
  Years Ended December 31, 2006, 2005 and 2004

	(In Thousands, Except Per Share Amounts)
	2006	2005	2004
Interest income:
Interest and fees on loans	$36,024	$19,414	$11,785
Interest and dividends on securities — taxable	4,237	1,771	1,323
Interest on non-taxable securities	976	40	—
Interest on loans held for sale	130	99	57
Interest on Federal funds sold	640	420	44
Interest on interest-bearing deposits in financial institutions	230	28	1
Interest and dividends on restricted equity securities	93	37	19

Total interest income	42,330	21,809	13,229

Interest expense:
Interest on negotiable order of withdrawal accounts	858	179	110
Interest on money market and savings accounts	2,767	1,800	736
Interest on certificates of deposits over $100,000	10,762	4,117	2,432
Interest on certificates of deposits — other	6,471	2,752	1,396
Interest on advances from Federal Home Loan Bank	850	477	193
Interest on Federal funds purchased	63	2	7
Interest on line of credit	6	—	—
Interest on securities sold under repurchase agreements	256	18	4

Total interest expense	22,033	9,345	4,878

Net interest income before provision for loan losses	20,297	12,464	8,351
Provision for loan losses	(1,273)	(1,121)	(962)

Net interest income after provision for loan losses	19,024	11,343	7,389

Non-interest income	5,355	3,981	2,959

Non-interest expense	21,304	12,653	9,337

Earnings before income taxes	3,075	2,671	1,011

Income taxes	771	65	—

Earnings	2,304	2,606	1,011

Accretion related to redemption of Series A Preferred Stock	—	(75)	(125)

Earnings applicable to common stockholders	$2,304	$2,531	$886

Basic earnings per common share	$.25	$.43	$.21

Diluted earnings per common share	$.25	$.43	$.21

Weighted average common shares outstanding:
Basic	9,169,001	5,890,020	4,169,280

Diluted	9,294,226	5,932,736	4,232,686

See accompanying notes to consolidated financial statements.

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Comprehensive Earnings (Loss)
  Years Ended December 31, 2006, 2005 and 2004

	(In Thousands)
	2006	2005	2004
Earnings	$2,304	$2,606	$1,011

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $325,000 in 2006	596	(793)	(119)
Less: reclassification adjustment for losses included in net earnings, net of taxes of $56,000 in 2006	89	—	44

Other comprehensive earnings (loss)	685	(793)	(75)

Comprehensive earnings	$2,989	$1,813	$936

See accompanying notes to consolidated financial statements.

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
  Years Ended December 31, 2006, 2005 and 2004

	(In Thousands)
				Net Unrealized
				Gain (Loss)
		Additional	Retained	On Available-
	Common	Paid-In	Earnings	For-Sale	Treasury
	Stock	Capital	(Deficit)	Securities	Stock	Total
Balance December 31, 2003	$2,048	19,319	(3,955)	(432)	—	16,980
Issuance of 35,204 shares of common stock	36	419	—	—	—	455
Issuance of 191,138 shares of common stock pursuant to exercise of stock options	191	1,721	—	—	—	1,912
Accretion related to increase in redemption value of Series A Preferred Stock	—	(125)	—	—	—	(125)
Net change in unrealized gain on available-for-sale securities during the year	—	—	—	(75)	—	(75)
Earnings for the year	—	—	1,011	—	—	1,011

Balance December 31, 2004	2,275	21,334	(2,944)	(507)	—	20,158
Issuance of 1,095,485 shares of common stock	1,095	15,291	—	—	—	16,386
Issuance of 27,706 shares of common stock pursuant to exercise of stock options	28	249	—	—	—	277
Purchase of 9,833 shares of common stock	—	—	—	—	(147)	(147)
Accretion related to increase in redemption value of Series A Preferred Stock	—	(75)	—	—	—	(75)
Net change in unrealized gain on available-for-sale securities during the year	—	—	—	(793)	—	(793)
Earnings for the year	—	—	2,606	—	—	2,606

Balance December 31, 2005	3,398	36,799	(338)	(1,300)	(147)	38,412
Issuance of 344,484 shares of common stock stock, pursuant to exercise of stock options	344	1,354	—	—	—	1,698
2-for-1 stock split	3,408	(3,408)	—	—	—	—
Acquisition of Bank of the South	6,793	53,276	—	(553)	—	59,516
Retirement of treasury stock	(19)	(128)	—	—	147	—
Tax benefit related to exercise of non-qualified stock options	—	172	—	—	—	172
Cash payment of fractional shares pursuant acquisition of Bank of the South	(1)	(10)	—	—	—	(11)
Cost incurred in connection with the acquisition of Bank of the South, net of deferred taxes	—	(512)	—	—	—	(512)
Stock based compensation expense	—	123	—	—	—	123
Net change in unrealized loss on available-for-sale securities	—	—	—	1,238	—	1,238
Earnings for the year	—	—	2,304	—	—	2,304

Balance December 31, 2006	$13,923	$87,666	$1,966	$(615)	$—	$102,940

See accompanying notes to consolidated financial statements.

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows
  Years Ended December 31, 2006, 2005 and 2004
  Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2006	2005	2004
Cash flows from operating activities:
Interest received	$41,030	$20,966	$13,056
Other income and fees received	4,134	2,738	2,018
Interest paid	(20,790)	(8,691)	(4,730)
Cash paid to suppliers and employees	(19,290)	(11,584)	(7,970)
Proceeds from sales of loans	76,291	54,264	39,393
Originations of loans held for sale	(74,602)	(53,309)	(40,309)
Income taxes paid	(1,988)	(47)	—

Net cash provided by operating activities	4,785	4,337	1,458

Cash flows from investing activities:
Purchase of available-for-sale securities	(69,660)	(29,519)	(30,149)
Proceeds from maturities, calls and principal payments of available-for-sale securities	14,145	8,652	8,076
Proceeds from sale of available-for-sale securities	13,106	—	12,713
Loans made to customers, net of repayments	(104,222)	(76,957)	(73,357)
Purchase of premises and equipment	(2,982)	(3,617)	(1,993)
Purchase of restricted equity securities	(182)	(361)	(187)
Proceeds from sale of premises and equipment	—	48	—
Purchase of interest bearing deposits in financial institutions	(2,528)	—	—
Purchase of other real estate	(208)	—	—
Proceeds from sale of other real estate	668	—	—
Proceeds from sale of foreclosed asset	15	—	—
Cash and cash equivalents acquired in acquisition of Bank of the South	15,292	—	—

Net cash used in investing activities	(136,556)	(101,754)	(84,897)

Cash flows from financing activities:
Net increase in demand, savings, NOW and money market deposit accounts	46,720	9,162	29,639
Net increase in time deposits	70,868	87,308	54,007
Proceeds from issuance (redemption) of preferred stock	—	(4,200)	4,000
Proceeds from issuance of common stock	—	16,386	455
Proceeds from sale of common stock pursuant to exercise of stock options	1,698	277	1,912
Payments to acquire treasury stock	—	(147)	—
Advances (repayments) from Federal Home Loan Bank	(7,162)	12,013	2,069
Proceeds from Federal funds purchased	5,095	—	(2,050)
Increase in repurchase agreements	8,131	(107)	625
Cash payment for fractional shares	(11)	—	—
Cash expense in connection with acquisition	(829)	—	—
Proceeds from advances from line of credit	2,000	—	—

Net cash provided by financing activities	126,510	120,692	90,657

Net increase (decrease) in cash and cash equivalents	(5,261)	23,275	7,218

Cash and cash equivalents at beginning of year	33,134	9,859	2,641

Cash and cash equivalents at end of year	$27,873	$33,134	$9,859

See accompanying notes to consolidated financial statements.

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows, Continued
  Years Ended December 31, 2006, 2005 and 2004
  Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2006	2005	2004
Reconciliation of earnings to net cash provided by operating activities:
Earnings	$2,304	$2,606	$1,011
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation	1,767	983	779
Amortization and accretion	34	173	232
Securities losses, net	145	—	44
Loss on sale of premises and equipment	28	21	1
Provision for loan losses	1,273	1,121	962
FHLB dividend reinvestment	(85)	(35)	(17)
Income taxes	(1,217)	18	—
Decrease (increase) in loans held for sale	474	(288)	(1,707)
Increase in accrued interest receivable	(1,044)	(981)	(388)
Increase in interest payable	1,150	654	148
Decrease (increase) in other assets	(1,126)	(53)	71
Increase in other liabilities	874	118	322
Amortization of intangible assets	149	—	—
Loss on other real estate	59	—	—

Total adjustments	2,481	1,731	447

Net cash provided by operating activities	$4,785	$4,337	$1,458

Supplemental Schedule of Non-Cash Activities:

Change in unrealized gain (loss) on available-for-sale securities	$1,238	$(793)	$(75)

Net non-cash transfer from other real estate to loans (loans to other real estate), net	$(114)	$444	$11

Issuance of common stock related to settlement of deferred compensation plan	$—	$225	$—

Accretion related to increase in redemption value of Series A Preferred Stock	$—	$75	$125

Acquisition of Bank of the South effective August 31, 2006 (see note 2 to consolidated financial statements related to share exchange)	$59,516	$—	$—

See accompanying notes to consolidated financial statements.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
 December 31, 2006, 2005 and 2004
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Mid-America Bancshares, Inc. and subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the more significant policies.
(a)	Principles of Consolidation

The consolidated financial statements include the financial results of Mid-America Bancshares, Inc., and the wholly-owned subsidiary, PrimeTrust Bank, for the twelve months ended December 31, 2006 and the financial results of the wholly-owned subsidiary, Bank of the South, for the period September 1, 2006 through December 31, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Nature of Operations

Mid-America Bancshares, Inc.’s subsidiary banks operate under state bank charters and provides full banking services. The subsidiary banks are subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by the Company includes Davidson County, Cheatham County, Dickson County, Rutherford County, Williamson County, Wilson County and surrounding counties in Middle Tennessee. Services are provided at the main office in Nashville, Tennessee and thirteen branch locations.

(c)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the valuation of debt and equity securities and the related deferred taxes.

(d)	Loans

Loans are stated at the principal amount outstanding. Unearned discounts, deferred loan fees net of loan acquisition costs, and the allowance for loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Interest income on loans is accrued based on the principal amount outstanding.

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
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

The Company’s residential mortgage and installment loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on a nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Past due status of loans is based on the contractual terms of the loan. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan is reversed from income. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(e)	Allowance for Loan Losses

The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit.

Management assesses the adequacy of the ALL prior to the end of each quarter. The assessment includes procedures to estimate the ALL and test the appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historic or comparative experience; and (2) an unallocated amount representative of inherent loss which is based on subjective analyses. Even though the ALL is comprised of two components, the entire ALL is available to absorb any credit loss.

The allocated portion amount is established separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). The allocation for unique loans is based primarily on risk rating assigned to each of these loans as a result of our loan management and review process. Each risk rating is assigned a loss ratio, which is determined based on the experience of management, discussion with banking regulators and the independent loan review process. Losses on impaired loans are estimated based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, loss ratios are assigned to the consumer portfolio. These loss ratios are assigned to the various homogenous categories of the consumer portfolio (e.g., automobile, residential mortgage, home equity).

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculations. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount such matters as changes in the local and national economies, the depth or experience of the lending staff, any concentrations of credit in particular industry groups or collateral groups, trends in past dues and adversely criticized or classified loans are considered. After assessing the applicable factors, the aggregate unallocated amount is evaluated based on management’s experience. The resulting ALL balance is tested by comparing the balance of the ALL to historic trends and peer information. Management then evaluates the result of the procedures performed and concludes on the appropriateness of the balance of the ALL in its entirety. The Board of Directors reviews the assessment prior to filing the quarterly and annual financial information.

In assessing the adequacy of the ALL, the results of our ongoing independent loan review process is considered. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. The loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(f)	Securities

The Company accounts for securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Securities Held-to-Maturity

Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are recognized by the interest method.

•	Trading Securities

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. No securities have been classified as trading securities.

•	Securities Available-for-Sale

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Premiums and discounts are recognized using the interest method.
Realized gains or losses from the sale of securities are recognized upon realization based upon the specific identification method.

(g)	Loans Held for Sale

Mortgage loans held for sale are reported at the lower of cost or market value, determined by outstanding commitments from investors at the balance sheet date. These loans are valued on an aggregate basis.

(h)	Premises and Equipment

Premises and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

Expenditures for major renewals and improvements of Company premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(i)	Intangible Assets and Amortization

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) requires that management determine the allocation of intangible assets into identifiable groups at the date of acquisition and appropriate amortization periods be established. In accordance with SFAS No. 142 management has identified the following groups of intangible assets and assigned the following amortization periods on a straight-line basis.

Amortization
Period
Deposit base premium	7 years
In addition to these groups of intangible assets, the Company has recorded goodwill as part of the acquisition. Under the provisions of SFAS No. 142 goodwill is not to be amortized rather it is to be monitored for impairment and written down to the impairment value at the time impairment occurs. The Company has determined that no impairment loss needs to be recognized related to the goodwill.

(j)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Company maintains deposits in excess of the Federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound.

(k)	Securities Sold Under Agreements to Repurchase

Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(l)	Long-Term Assets

Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(m)	Accretion of Redemption Value of Preferred Stock

Changes in the redemption value are recognized as they occur. The carrying value of the Series A Preferred Stock is adjusted to the redemption value at the end of each reporting period. The increases in carrying amount are treated in the same manner as dividends; and accordingly, charged against retained earnings or, in the absence of retained earnings, as charges against additional paid in capital. The increases in carrying amount are deducted from net earnings to arrive at net earnings applicable to common stockholders in the earnings per share calculations.

(n)	Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Mid-America Bancshares, Inc. and its wholly-owned subsidiaries file consolidated Federal and State income tax returns.

(o)	Advertising Costs

Advertising costs are expensed when incurred by the Company.

(p)	Stock Options

In December, 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107 (SAB 107) in March, 2005 to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information investors receive. The FASB has also issued various Staff Positions clarifying certain provisions of the new accounting standard. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires the Company to expense share-based payment awards with compensation cost measured at the fair value of the award. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow. Effective January 1, 2006, the Company adopted SFAS No. 123R under the modified prospective method.

Under the modified prospective method, the accounting standards of SFAS No. 123R have been applied as of January 1, 2006 and the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R (see note 20 to the consolidated financial statements for more information).

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
Under the provisions of SFAS No. 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of earnings during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 and for the stock-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the accompanying statement of earnings for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For 2005 and 2004 the impact of stock-based compensation expense is disclosed on a proforma basis (see note 20 to the consolidated financial statements).

The fair value of each option award is estimated on the date of grant using a Black-Scholes (BS) option valuation model that uses the following assumptions. Expected volatility is based on implied volatility from comparable publicly traded banks. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the average of: 1) the weighted average vesting term and 2) original contractual term as permitted under SAB 107. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted average expected life of the grant.

(q)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(r)	Reclassifications

Certain reclassifications have been made to the 2005 and 2004 figures to conform to the presentation for 2006.

(s)	Impact of New Accounting Standards

On June 30, 2005, the FASB issued an exposure draft “Business Combinations — a replacement of SFAS No. 141 (141 Revised).” The proposed Statement would require the acquirer to measure the fair value of the acquiree, as a whole, as of the acquisition date as opposed to the definitive agreement date. The proposal also requires that contingent consideration be estimated and recorded at the acquisition which is in conflict with SFAS No. 5. SFAS No. 5 would be amended for this exception. Acquisition related costs incurred in connection with the business combination would generally be expensed.

This proposed Statement would require the acquirer in a business combination in which the acquisition-date fair value of the acquirer’s interest in the acquiree exceeds the fair value of the consideration transferred for that interest (referred to as a bargain purchase) to account for that excess by first reducing the goodwill related to that business combination to zero, and then by recognizing any excess in income. SFAS No. 141 requires that excess to be allocated as a pro rata reduction of the amounts that would have been assigned to particular assets acquired. The proposed Statement is expected to be effective for acquisitions after January 1, 2007.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
On June 19, 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (SOP) on Allowance for Credit Losses. If approved, the Proposed SOP would significantly change the way the allowance for possible loan losses is calculated. Under the Proposed SOP, any loans determined to be impaired, as defined in FASB Statement No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned. If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans. A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc. Management has not yet determined the impact this Proposed SOP would have on their consolidated financial statements, but anticipates that it could result in a reduction in the allowance for possible loan losses. Under the Proposal, any changes resulting from the initial application of this Proposed SOP would be treated as a change in accounting estimate.

In November, 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-1 and 124-1 (“FSP 115-1”) which codified existing guidance addressing the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-For-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP is effective for 2006. The Company has considered this FSP in its testing for other-than-temporary impairment.

In December, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires recognition of expense over the requisite service period for awards of share-based compensation to employees. SFAS No. 123R was adopted by Mid-America Bancshares, Inc. as of January 1, 2006. As permitted by the original SFAS No. 123 prior to January 1, 2006, Mid-America Bancshares, Inc. has accounted for its equity awards under the provisions of APB No. 25. Under the provisions of SFAS No. 123R, the grant date fair value of an award has been used to measure the compensation expense recognized for the award. For any unvested awards granted prior to the adoption of SFAS 123R, the fair values used in preparation of the disclosures required under the original SFAS 123 have been utilized. Compensation expense recognized after adoption of SFAS 123R will incorporate an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The adoption of SFAS No. 123R has had an impact on Mid-America Bancshares, Inc.’s results of operations for 2006, although it has had no significant impact on Mid-America Bancshares, Inc.’s overall financial position. See note 20 to the consolidated financial statements for additional discussion.

On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
On March 17, 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“Statement 156”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method. The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically. The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income. This Statement is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted. An entity can elect the fair value method at the beginning of any fiscal year provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. However, once the fair value election is made, an entity cannot revert back to the amortization method. Mid-America Bancshares, Inc. is currently reviewing the potential impact of this Statement, as well as the accounting alternatives available.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. The interpretation requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination by the IRS should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become “more likely than not” to be disallowed under audit, their recognition would be reversed. The Company has reviewed the potential impact of this Interpretation, and has determined that it should not have any material impact on the consolidated financial statements.

On September 15, 2006, the FASB issued, FASB Statement No. 157 on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Management is currently reviewing the potential impact of this statement.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(2)	SHARE EXCHANGE

Effective September 1, 2006, the Company completed a share exchange with Bank of the South. For accounting purposes, the transaction has been treated as an acquisition of Bank of the South by PrimeTrust Bank. Immediately prior to the acquisition of Bank of the South, a reorganization of PrimeTrust Bank occurred whereby 100% of the stock of PrimeTrust Bank was exchanged for 100% of the stock of Mid-America Bancshares, Inc. and then a two-for-one split occurred resulting in 6,814,462 shares being issued to PrimeTrust Bank shareholders. In connection with the acquisition, 6,792,838 shares of Mid-America Bancshares, Inc. common stock were issued along with $11,000 of cash for fractional shares in exchange for 100% of the outstanding shares of Bank of the South which results in a 2.1814 exchange ratio to the Bank of the South shareholders. The proforma exchange was valued at $8.76 per share. All per share amounts for 2005 and 2004 have been retroactively adjusted to reflect the impact of the 2 for 1 stock split in PrimeTrust Bank stock. A summary of the purchase price allocation related to the transaction is as follows:

(In Thousands)
Assets and liabilities of Bank of the South:
Cash and Federal funds	$15,323
Loans, net	287,950
Securities	71,532
Fixed assets	14,316
Other assets	4,137
Deposits	(350,164)
Other liabilities	(7,203)

Net book value	35,891
Value of stock issued	59,516

Excess purchase price	$23,625

Allocation of excess purchase price:
Premium on purchased deposits	$4,720
Market value adjustment to buildings	4,315
Loan discounts	(2,581)
Deposits discounts	526

6,980
Deferred taxes at 38.29%	(2,673)

4,307
Initial goodwill	19,318

Total allocation of excess of purchase price	$23,625

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
Proforma results of operations for the twelve months ended December 31, 2006 and December 31, 2005 are as follows:

	(In Thousands)
	December 31, 2006
		Mid-
		America
	Bank of the	Bancshares	Pro Forma Adjustments				Pro Forma
(In Thousands)	South (6)	Bank (7)	Dr.		Cr.		Combined
Interest income	$16,864	$42,330			410	(1)	$59,604
Interest expense	7,833	22,033	155	(2)			30,021

Net interest income	9,031	20,297					29,583
Provision for loan losses	(184)	(1,273)					(1,457)

Net interest income after provision for loan losses	8,847	19,024					28,126

Non-interest income	1,828	5,349					7,177
Non-interest expense	7,551	21,298	450	(3)
			72	(4)			29,371

Income before income taxes	3,124	3,075					5,932

Income tax expense	1,093	771			102	(5)	1,762

Net income	$2,031	$2,304					$4,170

Proforma per share information:
Basic earnings per common share							$.30

Diluted earnings per common share							$.30

Weighted average share outstanding:

Basic							13,692,230

Diluted							13,802,778

(1)	Amortization of loan discount for 8 months ($2,581,000 over 4.2 years).

(2)	Amortization of certificate of deposit discount for 8 months ($526,000 in various amounts over 4 years).

(3)	Amortization of core deposits — base premium for 8 months ($4,720,000 over 7 years).

(4)	Additional depreciation of step-up of fixed asset for 8 months.

(5)	Income tax benefit related to amortization of intangible assets for 8 months.

(6)	Actual Bank of the South results for the 8 months ended August 31, 2006.

(7)	Actual results for the twelve months ended December 31, 2006, including all activity relating to the Bank of the South assets and liabilities assumed in the merger subsequent to August 31, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004

	(In Thousands)
	December 31, 2005
	Bank of the	PrimeTrust	Pro Forma Adjustments				Pro Forma
(In Thousands)	South (13)	Bank	Dr.		Cr.		Combined
Interest income	$18,647	$21,809			615	(8)	$41,071
Interest expense	7,091	9,345	279	(9)			16,715

Net interest income	11,556	12,464					24,356
Provision for loan losses	(418)	(1,121)					(1,539)

Net interest income after provision for loan losses	11,138	11,343					22,817

Non-interest income	2,658	3,981					6,639
Non-interest expense	9,934	12,653	674	(10)
			108	(11)			23,369

Income before income taxes	3,862	2,671					6,087

Income tax expense	1,210	65			170	(12)	1,105

Net income	2,652	2,606					4,982

Accretion related to redemption value of preferred stock	—	75					75

Earnings applicable to common shareholders	$2,652	$2,531					$4,907

Proforma per share information:
Basic earnings per common share							$.42

Diluted earnings per common share							$.41

Weighted average share outstanding:
Basic							11,758,887

Diluted							12,016,183

(8)	Amortization of loan discount for 12 months ($2,581,000 over 4.2 years).

(9)	Amortization of certificate of deposit discount for 12 months ($526,000 in various amounts over 4 years).

(10)	Amortization of core deposits — base premium for 12 months ($4,720,000 over 7 years).

(11)	Additional depreciation of step-up of fixed asset for 12 months.

(12)	Income tax benefit related to amortization of intangible assets for 12 months.

(13)	Proforma Bank of the South data after giving effect to Academy Bank acquisition on May 31, 2005.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The categories of loans at December 31, 2006 and 2005 is as follows:

	(In Thousands)
	2006	2005
Commercial, financial and agricultural	$324,283	$147,474
Installment	22,123	11,871
Real estate — mortgage	183,910	62,802
Real estate — construction	162,312	80,963
Lease financing	1,816	2,417

	694,444	305,527
Allowance for loan losses	(7,754)	(3,649)

	$686,690	$301,878

The principal maturities on loans at December 31, 2006 are as follows:

	(In Thousands)
	Commercial,
	Financial
	and		Real Estate -	Real Estate -	Lease
Maturity	Agricultural	Installment	Mortgage	Construction	Financing	Total
3 months or less	$24,364	$1,691	$13,718	$31,052	$17	$70,842
3 to 12 months	71,004	6,476	40,294	78,872	165	196,811
1 to 5 years	163,694	12,070	65,391	45,795	1,634	288,584
Over 5 Years	65,221	1,886	64,507	6,593	—	138,207

	$324,283	$22,123	$183,910	$162,312	$1,816	$694,444

At December 31, 2006, variable rate and fixed rate loans totaled $354,299,000 and $340,145,000, respectively. At December 31, 2005, variable rate and fixed rate loans totaled $205,409,000 and $100,118,000, respectively.
In the normal course of business, the Company’s subsidiaries have made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $19,614,000 and $10,071,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006 none of these loans were restructured, nor were any related party loans charged off during the past three years nor did they involve more than the normal risk of collectibility or present other unfavorable features.
Unamortized deferred loan fees totaled $617,000 and $447,000 at December 31, 2006 and 2005, respectively.
An analysis of the activity with respect to such loans to related parties is as follows:

	(In Thousands)
	December 31,
	2006	2005
Balance, January 1	$10,071	$6,032
New loans during the year	21,198	6,904
Repayments during the year	(17,464)	(2,865)
Loans acquired in acquisition of Bank of the South	5,809	—

Balance, December 31	$19,614	$10,071

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
Inspection services during 2006 include payments of $16,670 to a relative of a director of the Company.
Transactions in the allowance for loan losses of the Company for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	(In Thousands)
	2006	2005	2004
Balance — beginning of year	$3,649	$2,891	$1,993
Provision charged to operating expense	1,273	1,121	962
Loans charged off	(508)	(374)	(85)
Recoveries	138	11	21
Allowance acquired in acquisition of Bank of the South	3,202	—	—

Balance — end of year	$7,754	$3,649	$2,891

The Company’s principal customers are basically in the Middle Tennessee area with concentrations in Davidson, Cheatham, Dickson, Williamson, Wilson and Rutherford Counties. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.
Expenses during 2006 related to other real estate owned include payments of $129,000 for work performed by a director of the Company.
At December 31, 2006 and 2005, the Company had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $1,977,000 and $574,000 at December 31, 2006 and 2005, respectively. In each case, the Company reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have increased by $165,000 in 2006 and $33,000 in 2005. Loans that are past due 90 days or more and are still accruing interest totaled $89,000 and $109,000 at December 31, 2006 and 2005, respectively.
Impaired loans and related loan loss allocation amounts at December 31, 2006 and 2005 were as follows:

	(In Thousands)
	2006	2005
Recorded investment	$3,096	$553
Loan loss allocation	$359	$55
The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $1,961,000 and $332,000, respectively. There was $74,000 and $15,000, respectively, interest income recognized on the accrual basis on these loans during 2006 and 2005 for the period that such loans were impaired.
In 2006, 2005 and 2004, the Company originated loans for sale in the secondary market of $74,602,000, $53,309,000 and $40,309,000, respectively. Of the loans sold in the secondary market, the recourse to the Company is limited. Loans sold in the secondary market provide the purchaser recourse to the Company for a period up to 6 months from the date of purchase and only in the event of a default by the borrower pursuant to the terms of the individual loan agreement. At December 31, 2006 and 2005, total loans sold with recourse to the Company aggregated $41,961,000 and $28,976,000, respectively. At December 31, 2006 and 2005, the Company had repurchased $442,000 and $542,000, respectively, of the loans originated by the Company which had been sold in the secondary market. The gain on sale of these loans totaled $1,077,000, $839,000 and $647,000 in 2006, 2005 and 2004, respectively. Management expects minimal losses to result from these recourse provisions.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(4)	DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2006 is as follows:

	(In Thousands)
	Securities Available-For-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$59,219	$162	$390	$58,991
Mortgage-backed securities	76,281	247	1,185	75,343
Obligations of states and political subdivisions	32,391	253	74	32,570
Corporate bonds	900	—	9	891
Equity investment	600	—	—	600

	$169,391	$662	$1,658	$168,395

	(In Thousands)
	Securities Held-To-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$9,740	$54	$20	$9,774

	$9,740	$54	$20	$9,774

The Company’s classification of securities at December 31, 2005 was as follows:

	(In Thousands)
	Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(In Thousands)	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$29,634	$1	$581	$29,054
Mortgage-backed securities	29,589	3	662	28,930
Obligations of states and political subdivisions	5,212	—	61	5,151
Corporate bonds	900	—	—	900

	$65,335	$4	$1,304	$64,035

There were no securities classified as trading during 2006 and 2005. There were no securities classified as held to maturity during 2005.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
The amortized cost and estimated market value of debt and equity securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
		Estimated
	Amortized	Market
Securities Available-for-Sale	Cost	Value
Due in one year or less	$10,605	$10,528
Due after one year through five years	35,920	35,751
Due after five years through ten years	10,145	10,224
Due after ten years	36,440	36,549
Mortgage-backed securities	76,281	75,343

	$169,391	$168,395

	(In Thousands)
		Estimated
	Amortized	Market
Securities Held-To-Maturity	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	164	167
Due after five years through ten years	229	238
Due after ten years	9,347	9,369

	$9,740	$9,774

Investment securities carried in the balance sheet of $73,655,000 (amortized cost of $74,085,000) and $26,459,000 (amortized cost of $27,210,000) as of December 31, 2006 and 2005, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.
Results from sales of debt and equity securities during the three years ended December 31, 2006 are as follows:

	(In Thousands)
	2006	2005	2004
Gross proceeds	$13,106	$—	$12,713

Gross realized gains	$6	$—	$75
Gross realized losses	(151)	—	(119)

Net realized losses	$(145)	$—	$(44)

Securities that have rates that adjust prior to maturity totaled $25,819,000 (approximate amortized cost of $25,990,000) and $10,062,000 (approximate amortized cost of $10,259,000) at December 31, 2006 and 2005, respectively.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2006:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses

U.S. Treasury and other U.S. Government agencies and corporations	$15,598	$70	28	$19,956	$320	34	$35,554	$390

Mortgage-backed securities	9,667	41	20	40,809	1,144	107	50,476	1,185

Obligations of states and political subdivisions	10,840	65	31	3,443	29	11	14,283	94

Corporate bonds	—	—	—	491	9	1	491	9

Total temporarily impaired securities	$36,105	$176	79	$64,699	$1,502	153	$100,804	$1,678

The impaired securities are considered high quality investments in line with normal industry investing practices. The Company intends and has the ability to hold the above securities for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Mid-America Bancshares, Inc. has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.

The Company may sell the above or other securities in the ordinary course of business in response to unexpected and significant changes in liquidity needs, unexpected and significant increases in interest rates and/or sector spreads that significantly extend the security’s holding period, or conducting a small volume of security transactions.

(5)	RESTRICTED EQUITY SECURITIES

Restricted equity securities consists of stock of the Federal Home Loan Bank amounting to $1,974,000 and $847,000 at December 31, 2006 and 2005, respectively, Plateau Group stock amounting to $28,000 and $27,000 at December 31, 2006 and 2005, respectively, and stock of The Bankers Bank amounting to $172,000 at December 31, 2006 and 2005, respectively. The stock can be sold back only at par or a value as determined by the issuing institution and only to the respective financial institution or to another member institution. These securities are recorded at cost.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(6)	PREMISES AND EQUIPMENT

The detail of premises and equipment at December 31, 2006 and 2005 was as follows:

	(In Thousands)
	2006	2005
Land	$5,305	$2,145
Buildings	19,911	5,774
Leasehold improvements	2,832	993
Land improvements	805	206
Equipment, furniture and fixtures	9,856	4,855
Vehicles	75	—
Equipment in process	10	—
Construction in process	711	1,272

	39,505	15,245
Less accumulated depreciation	(6,879)	(2,437)

	$32,626	$12,808

Depreciation expense was $1,767,000, $983,000 and $779,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Building additions during 2006 and 2005 include payments of $74,000 and $47,000, respectively, to an architect firm owned by a director of the Company.

(7)	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Intangibles and goodwill are summarized as follows:

	(In Thousands)
	December 31, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Intangible assets subject to amortization:
Premium on purchased deposits	$4,720	$(225)	$4,495
Non-compete agreements	400	(181)	219

	$5,120	(406)	4,714

(In Thousands)
Estimated amortization expense:
For year ended 2007	$753
For year ended 2008	732
For year ended 2009	732
For year ended 2010	698
For year ended 2011	674

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
The deposit base premium is being amortized on a straight-line basis over 7 years. Amortization expense was $261,000 for 2006. There was no amortization expense for 2005. In connection with the Acquisition of Academy Bank; Bank of the South entered into certain non-compete agreements. One agreement totaling $288,000 covers a five year non-compete period and certain other agreements totaling $112,000 cover two year periods. All agreements commenced effective June 1, 2005 and are being amortized on a straight-line basis over the lives of their respective contracts.

(In Thousands)
Goodwill:
Balance January 1, 2006	$—

Goodwill acquired during 2006	19,318

Impairment loss	—

Tax benefit of exercise of options granted pre-acquisition but exercised post acquisition by acquired Bank	(171)

Balance December 31, 2006	$19,147

In addition to the deposit base premium and goodwill the transaction to acquire Bank of the South resulted in additional allocations of excess purchase price including a loan discount of $2,581,000, a discount on time deposits of $526,000 and a mark to market adjustment of $4,315,000 related to real estate. These items are included in their respective categories in the attached financial statements. The amortization of the loan and deposit discounts will be reflected as yield adjustments and the real estate market adjustment will be depreciated. The following is a summary of the amortization and depreciation of these items for the next five years.

		Real Estate	Time
	Loan	Discount	Deposit
	Discount	Adjustment	Discount
Amortization/Depreciation Period	4.2 Years	40 years	Various
Year ended 2007	$(615)	$108	$219
Year ended 2008	(615)	108	102
Year ended 2009	(615)	108	85
Year ended 2010	(533)	108	28
Year ended 2011	—	108	—

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(8)	DEPOSITS

Deposits at December 31, 2006 and 2005 are summarized as follows:

	(In Thousands)
	2006	2005
Demand deposits	$83,330	$36,868
Savings deposits	11,118	3,501
Negotiable order of withdrawal accounts	78,485	16,592
Money market demand accounts	131,550	57,299
Certificates of deposit and individual retirement accounts $100,000 or greater	328,277	146,470
Other certificates of deposit	190,995	98,307

	$823,755	$359,037

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2006 are as follows:

Maturity	Total
2007	$442,377
2008	49,609
2009	11,737
2010	11,642
2011	3,907

$519,272

The aggregate amount of overdrafts reclassified as loans receivable was $680,000 and $65,000 at December 31, 2006 and 2005, respectively.

The subsidiary banks are required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2006 and 2005 were approximately $3,252,000 and $1,070,000, respectively.

(9)	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements were $11,353,000 and $621,000 at December 31, 2006 and 2005, respectively. The maximum amounts of outstanding repurchase agreements at any month end during 2006 and 2005 was $13,512,000 and $1,115,000, respectively. The average daily balance outstanding during 2006 and 2005 was $7,136,000 and $887,000, respectively. The weighted average interest rate on the outstanding balance at December 31, 2006 and 2005 was 4.56% and 2.03%, respectively. The underlying securities are typically held by other financial institutions and are pledged to the holders of the agreements.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(10)	LINES OF CREDIT

The Company has established a line of credit with a correspondent bank in the amount of $9,000,000. The line of credit is secured by the stock of Bank of the South. At December 31, 2006, there was $2,000,000 outstanding bearing interest at 7.25% with a maturity of December 13, 2008. In addition, the subsidiary banks have lines of credits with correspondent banks totaling $51,000,000 with an outstanding balance of $5,095,000 at December 31, 2006. There was no balance outstanding at December 31, 2005.

(11)	ADVANCES FROM FEDERAL HOME LOAN BANK

The advances from the Federal Home Loan Bank at December 31, 2006 and 2005 consist of the following:

	(In Thousands, Except Interest Rate)
	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate
Fixed rate advances	$15,747	4.20%	$18,409	4.02%

Advances from the Federal Home Loan Bank are to mature as follows at December 31, 2006:

(In Thousands)
Amount
Year Ending December 31,
2007	$2,000
2008	1,198
2009	—
2010	9,170
2011	—
Thereafter	3,379

$15,747

These advances are collateralized by a required blanket pledge of qualifying mortgages and investment securities.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(12)	NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The significant components of non-interest income and non-interest expense for the years ended December 31, 2006, 2005 and 2004 are presented below:

	(In Thousands)
	2006	2005	2004
Non-interest income:
Service charges on deposits	$1,236	$767	$592
Investment banking fees and commissions	1,367	1,157	1,029
Title company income	252	257	184
Other fees and commissions	631	415	289
Fees on mortgage loan originations	607	404	143
Gain on sale of mortgage loans	1,077	839	647
Gain on sale of SBA loans	179	142	—
Security gains	6	—	75

Total non-interest income	$5,355	$3,981	$2,959

Non-interest expense:
Employee salaries and benefits	$12,188	$7,392	$5,580
Occupancy expenses	1,794	927	449
Furniture and equipment expenses	1,602	1,082	841
Professional fees	880	455	298
Advertising and marketing expenses	537	418	341
Data processing expenses	1,033	615	450
Printing, postage, stationary and supplies expenses	515	366	288
Telephone and network	419	258	214
Directors fees	354	195	133
Other operating expenses	1,475	922	624
Loss on sale of fixed assets	28	21	—
Losses and expenses related to sale and maintenance of other real estate	67	2	—
Amortization of intangible assets	261	—	—
Security losses	151	—	119

Total non-interest expense	$21,304	$12,653	$9,337

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(13)	INCOME TAXES

The components of the net deferred income tax asset (liability) at December 31, 2006 and 2005 were as follows:

	(In Thousands)
	2006	2005
Deferred tax asset:
Federal	$3,711	$1,527
State	759	312

	4,470	1,839

Deferred tax liability:
Federal	(4,709)	(386)
State	(914)	(80)

	(5,623)	(466)

Net deferred assets	(1,153)	1,373
Less valuation allowance	—	(656)

Net deferred assets (liabilities)	$(1,153)	$717

The tax effects of each type of significant item that gave rise to deferred taxes at December 31, 2006 and 2005 are:

	(In Thousands)
	2006	2005
Financial statement allowance for loan losses in excess of the tax allowance	$2,655	$1,282
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(2,793)	(442)
Premium on purchased deposits	(1,721)	—
Discount on purchased loans	910	—
Discount on purchased certificates of deposit	(166)	—
Purchased goodwill deductible for tax purposes	89	—
Tax difference related to employee compensation plans	(798)	—
Excess of financial statement amortization over tax amortization for non-compete	53	—
Unrealized loss on investment securities available-for-sale	401	498
Federal Home Loan Bank stock dividends not included in taxable income	(98)	(25)
Financial statement provision for unfunded commitments not included in taxable income	4	4
Pre-opening costs amortized over a five-year period for tax purposes, expensed for financial statements in initial year	—	56
Acquisition costs being amortized for tax purposes	311	—

	(1,153)	1,373
Valuation allowance	—	(656)

	$(1,153)	$717

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
The components of income tax expense are summarized as follows:

	(In Thousands)
	2006	2005	2004
Current:
Federal	$393	$925	$424
State	100	186	86

	493	1,111	510

Deferred:
Federal	358	(104)	(84)
State	77	(21)	(17)

	435	(125)	(101)

Benefits from utilization of tax net operating loss carryforwards:
Federal	—	(306)	(424)
State	—	(47)	(86)

	—	(353)	(510)

	928	633	(101)

Book net operating losses not recognized	—	—	101

Adjustment to valuation allowance related to realization of deferred tax assets	(157)	(568)	—

Actual tax expense	$771	$65	$—

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	(In Thousands)
	2006	2005	2004
Computed “expected” tax expense	$1,045	$908	$344
State income taxes, net of effect of Federal income taxes	109	66	45
Disallowed expenses	11	16	20
Tax exempt income	(279)	(12)	—
Alternative minimum tax credit	—	(24)	—
Book net operating losses not recognized	—	—	101
Utilization of tax net operating loss carryovers	—	(290)	(510)
Deferred tax benefits recognized	(157)	(568)	—
Other, net	42	(31)	—

Actual tax expense	$771	$65	$—

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(14)	COMMITMENT AND CONTINGENCIES

The Company has entered into operating lease agreements for various bank facilities. Future minimum rental payments required under these operating leases as of December 31, 2006 are as follows:

(In Thousands)
Year Ending December 31,

2007	$694
2008	689
2009	698
2010	600
2011	364
Thereafter	2,281

$5,326

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in a materially adverse way.

Total rent expense amounted to $652,000, $331,000 and $93,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s subsidiary bank leases land related to a branch facility from an employee of the Company. The employee received $18,000 related to this lease during 2006 and 2005.

Each subsidiary bank also has a $10,000,000 bond used to secure Public Fund deposits as required by law.

In the normal course of business, the Company is involved in various legal proceedings. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the financial position. Currently there is no asserted litigation.

The Company has employment agreements and arrangements with certain key officers of the Company.

(15)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	(In Thousands)
	Contract or
	Notional Amount
	2006	2005
Financial instruments whose contract amount represent credit risk:
Unused commitments to extend credit	$185,347	$73,349
Standby letters of credit	18,642	10,154

Total	$203,989	$83,503

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counter parties drawing on such financial instruments and the present creditworthiness of such counter parties. Such commitments have been made on terms which are competitive in the markets in which the Company operates, thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $18.6 million at December 31, 2006.

(16)	CONCENTRATION OF CREDIT RISK

Practically all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market area. Practically all such customers are depositors of the subsidiary banks. The concentrations of credit by type of loan are set forth in note 3 to the consolidated financial statements.

At December 31, 2006, the Company’s cash and due from banks included commercial bank deposits aggregating $18,310,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

Federal funds sold were deposited with one bank.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
(17)	DEFERRED COMPENSATION AND RETIREMENT PLANS

Until 2005, the PrimeTrust Bank had a deferred compensation plan providing directors with the opportunity to participate in an unfunded, deferral compensation program. Under the plan, participants were able to defer director fees. The program was not qualified under Section 401 of the Internal Revenue Code. The earnings on the participants deferrals were based upon phantom changes in the Bank’s stock price adjusted by a 10% deferral incentive. In November, 2005, the plan was terminated and the subsidiary bank’s liability was satisfied by issuing 22,534 shares of common stock with an aggregate book value of $304,449 plus cash of $32,725.

The Company’s subsidiary have in effect separate 401(k) plans which cover eligible employees. To be eligible for the PrimeTrust Bank Plan, an employee must have obtained the age of twenty-one and completed thirty days of employment. To be eligible for the Bank of the South plan, an employee must have obtained age 21 and completed one year of employment. The provisions of the plans provide for both employee and employer contributions. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $349,000, $221,000 and $164,000, respectively, to the plan. The subsidiary banks plan to combine the 401(K) plans by the fourth quarter of 2007.

(18)	REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

Mid-America Bancshares, Inc. and its bank subsidiaries are subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the institution’s financial statements. The relevant regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles. The Company’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company’s capital status and the amount of dividends the Company may distribute.

Quantitative measures established by regulation to ensure capital adequacy require Mid-America Bancshares, Inc., PrimeTrust Bank, and Bank of the South to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2006 and 2005, Mid-America Bancshares, Inc., PrimeTrust Bank, and Bank of the South meet all capital adequacy requirements to which they are subject. To be categories as well-capitalized, Mid-America Bancshares, Inc. must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Company’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum To Be
					Well-Capitalized Under Prompt
	Actual		Minimum Capital Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital:
Mid-America Bancshares	89,264	11.12%	64,222	8.00%	80,277	10.00%
PrimeTrust Bank	47,774	10.42%	36,672	8.00%	45,839	10.00%
Bank of the South	42,454	12.32%	27,572	8.00%	34,465	10.00%
Tier I capital:
Mid-America Bancshares	81,499	10.15%	32,111	4.00%	48,166	6.00%
PrimeTrust Bank	43,477	9.48%	18,336	4.00%	27,504	6.00%
Bank of the South	38,986	11.31%	13,786	4.00%	20,679	6.00%
Leverage:
Mid-America Bancshares	81,499	8.80%	37,031	4.00%	46,289	5.00%
PrimeTrust Bank	43,477	8.45%	20,581	4.00%	25,727	5.00%
Bank of the South	39,986	9.48%	16,450	4.00%	20,563	5.00%

2005
Total capital: PrimeTrust Bank	43,371	11.42%	30,394	8.00%	37,993	10.00%
Tier I capital: PrimeTrust Bank	39,712	10.45%	15,197	4.00%	22,795	6.00%
Leverage:
PrimeTrust Bank	39,712	9.81%	16,191	4.00%	20,239	5.00%

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
 December 31, 2006, 2005 and 2004
As of December 31, 2006, the most recent notification from the banking regulators categorized the Company and its subsidiaries are “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Company’s category.

(19)	SERIES A PREFERRED STOCK

In order to enhance the capital position of the Company, in 2004 the Company issued 40,000 shares of noncumulative, redeemable Series A Preferred Stock to a partnership of directors of the Company. The Series A Preferred Stock has no par value, is non-voting and has a liquidation preference of $100 per share. It was redeemable by the Company, subject to regulatory approval, at any time at a redemption price of $100 per share less any dividends paid on such shares plus any interest or other cost associated with the line of credit established by the holders of the Series A Preferred Stock to purchase the stock. On May 20, 2005, the Series A Preferred Stock was redeemed for $4,200,000.

(20)	EMPLOYEE BASED COMPENSATION PLANS

Stock Options

The Directors and Shareholders of Mid-America Bancshares approved and adopted the PrimeTrust Bank 2001 Statutory-Nonstatutory Stock Option Plan, the PrimeTrust Bank 2005 Statutory-Nonstatutory Stock Option Plan and the Bank of the South 2001 Stock Option Plan as of the effective date of the merger. Options previously granted under these plans will continue to be exercisable for shares of holding company stock. All options related to the PrimeTrust Bank plans were converted at a ratio of 2 for 1 and all options related to the Bank of the South plans were converted at a ratio of 2.1814 to 1. All options related to the previous plans of PrimeTrust Bank and Bank of the South were fully vested and thus exercisable. No other options can be issued under the previous plans.

The Directors and Shareholders of Mid-America Bancshares, Inc. adopted the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan on September 1, 2006, the effective date of the merger. The Equity Incentive Plan will be utilized for future Equity Incentive Awards. Awards granted under the Equity Incentive Plan will be in addition to stock options that may be exercised under each bank’s respective plans. The plans provide for granting of stock options, and authorizes the issuance of common stock upon the exercise of such options for up to one million shares (1,000,000) of common stock to the employees and Directors of the Company. Under the 2006 Omnibus Equity Incentive Plan, stock option awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, stock units, performance units and other awards. They are generally exercisable for ten years following the date such award is granted. At December 31, 2006, options for 811,250 instruments had been granted at $8.76 per share.

Restricted Equity Incentive Plan

The Company has authorized the issuance of its common stock for awards to executive employees and non-employee directors under a restricted stock incentive plan. At December 31, 2006, the Board had granted 260,000 shares. The recipients have the right to vote an receive dividends but cannot sale, transfer, assign, exchange, pledge, hypothecate or otherwise encumber for a period of ten years which ends on August 31, 2016.

Statement of Financial Accounting Standards No. 123 (Revised 2004) SFAS No. 123R, “Share-Based Payment” was adopted by the Company as of January 1, 2006. This accounting standard revises Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” by requiring that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values at the date of grant. See additional discussion of this new accounting standard in note 1 to the consolidated financial statements, “Impact of New Accounting Standards”.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Prior to January 1, 2006, the Company accounted for those stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123; therefore, no stock-based employee compensation cost was recognized in the consolidated statement of earnings for the years ended December 31, 2005 and 2004; rather, pro forma compensation cost amounts were disclosed in the notes to the consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 using the modified-prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As the modified-retrospective transition method was not selected, results for prior periods have not been restated.
A summary of the activity within the equity incentive plans during the twelve months ended December 31, 2006 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Incentive	Stock		Non-
	Stock	Appreciation	Restricted	Qualified
	Options	Rights	Stock	Stock Options	Total
Outstanding at December 31, 2005	353,300	—	—	169,584	522,884
Additional stock option grants resulting from assumption of the Bank of the South stock options	418,997	—	—	86,262	505,259
Granted under 2006 Omnibus Equity Incentive Plan	—	36,250	260,000	515,000	811,250
Exercised	(148,506)	—	—	(205,142)	(353,648)
Forfeited or expired	(1,600)	(100)	—	—	(1,700)

Outstanding at December 31, 2006	622,191	36,150	260,000	565,704	1,484,045

Exercisable at December 31, 2006	622,191	—	—	50,704	672,895

Weighted average exercise price for shares outstanding	$7.51	8.76	8.76	8.42

Weighted average exercise price for shares exercisable	$7.51	—	—	5.00

Remaining weighted average contractual life for shares , in years	7.45	9.67	9.67	9.25

Remaining weighted average contractual life for shares , exercisable, in years	7.45	—	—	4.96

Aggregate instrinsic value of shares outstanding	2,171,464	80,976	582,400	1,457,824

Aggregate instrinsic value of exercisable shares	2,171,464	—	—	304,224

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
A summary of the stock option activity for the twelve-months ended December 31, 2005 and 2004 was as follows::

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
(In Thousands)	Shares	Price	Shares	Price
Outstanding at beginning of year	284,396	$5.00	287,296	$5.00
Granted	293,900	7.50	—	—
Exercised	(55,412)	5.00	—	—
Forfeited	—	—	(2,900)	(5.00)

Outstanding at end of year	522,884	$6.40	284,396	$5.00

Options exercisable at year end	522,884	$6.40	284,396	$5.00

Options granted prior to August 31, 2006 have been adjusted to reflect the 2 for 1 exchange ratio discussed in note 2 to the consolidated financial statements.
The total intrinsic value of options exercised during the years 2006 and 2005 was $1,399,000 and $139,000, respectively. There were no options exercised in 2004.
During the twelve-month period ended December 31, 2006, we recorded stock-based compensation expense for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line prorated amortization method reduced for estimated forfeitures. The impact of recording stock-based compensation in accordance with SFAS No. 123(R) for the twelve-month period ended December 31, 2006 was as follows:

(In Thousands)	Totals
Stock-based compensation expense	$123
Deferred income tax benefit	(47)

Impact of stock-based compensation expense, after tax effect	$76

Basic and diluted earnings per share were reduced by $.01 per share by the adoption of SFAS No. 123R during the year ended December 31, 2006.
Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The Company had no excess tax benefits to reflect as financing cash inflows for the year ended December 31, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
As discussed previously, prior to the adoption of SFAS No. 123R on January 1, 2006, SFAS No. 123 allowed for the choice of continuing to follow APB 25, and the related interpretations, or selecting the fair value method of expense recognition as described in SFAS No. 123. The Company elected to follow APB 25 in accounting for its employee stock options in prior periods. Proforma net earnings and net earnings per share data is presented below for the years 2005 and 2004, as if the fair-value method has been applied in measuring compensation costs (note: Proforma amounts for the year 2006 are not applicable based upon the adoption of SFAS No. 123R during the first quarter of 2006):

		(In Thousands,
		Except Per Share Amounts)
		2005	2004
Earnings applicable to	As Reported	$2,531	$886
common stockholders	Proforma	$2,289	$883
Basic earnings per	As Reported	$.43	$.21
common share	Proforma	$.39	$.21
Diluted earnings per	As Reported	$.43	$.21
common share	Proforma	$.38	$.21
The weighted average grant-date fair value of options and restricted stock granted during 2006, 2005, and 2004 was $4.41, $2.03 to $2.59 and $2.03 to $2.59, respectively.
For 2006 the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on calculations performed by management using industry data. The Company’s expected dividend yield is based on future projections of income and capital level to support anticipated growth. The expected term of options granted was calculated using the “simplified” method for plain vanilla options as explained in Staff Accounting Bulletin 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006			2005	2004
	Stock
	Appreciation	Restricted	Stock	Stock	Stock
	Rights	Stock	Options	Options	Options
Expected volatility	15.20%	15.20%	15.20%	.0001%	.0001%

Expected dividend yield	1.00%	1.00%	1.00%	2.2%	2.2%

Expected term, in years	6.50	7.75	7.00	10	10

Risk-free rate	4.69%	4.69%	4.69%	4.05% to 4.62%	4.05% to 4.62%

During 2006, the Company made refinements to the expected volatility and expected option life used in valuating stock options in conjunction with adopting SFAS No. 123R. Expected volatility was calculated at 15.20% based upon the consideration of historical and implied volatility of similar publicly traded companies. The Company lowered the expected term based on historical results.
As of December 31, 2006, there was $3,168,000 of total unrecognized cost related to non-vested share-based compensation arrangements grant under the equity incentive plan. The cost is expected to be recognized over a weighted-average period of 5.03 years.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Prior to December 31, 2005, the Company approved the acceleration of vesting of all of its options that had been granted prior to adoption of SFAS No. 123R. The impact was to eliminate $289,000 from net earnings for periods subsequent to January 1, 2006.
(21)	EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding during the period and the earnings available to the common stockholders. Accretion related to the increase in the redemption value of the Series A Preferred Stock was $75,000 and $125,000 for 2005 and 2004, respectively. The computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options and warrants. Shares outstanding have been adjusted for a 2 for 1 stock split as of August 31, 2006.
          The following is a summary of the components comprising basic and diluted earnings (loss) per common share (EPS):

(In Thousands, Except Share and Per Share Amounts)	2006	2005	2004
Basic EPS Computation:
Numerator — Earnings for the year	$2,304	$2,606	$1,011
Less accretion in redemption value Series A Preferred Stock	—	(75)	(125)

Earnings applicable to common shareholders	2,304	2,531	886

Denominator — Weighted average number of common shares outstanding	9,169,001	5,890,020	4,169,280

Basic earnings per common share	$.25	$.43	$.21

Diluted EPS Computation:
Numerator — Earnings for the year	$2,304	$2,606	$1,011
Less accretion in redemption value Series A Preferred Stock	—	(75)	(125)

Earnings applicable to common shareholders	2,304	2,531	886

Denominator:
Weighted average number of common shares outstanding	9,169,001	5,890,020	4,169,280
Dilutive effect of stock options and restricted stock	125,225	42,716	63,406

	9,294,226	5,932,736	4,232,686

Diluted earnings per common share	$.25	$.43	$.21

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(22)	Mid-America Bancshares, Inc. — Parent Company Financial Information
MID-AMERICA BANCSHARES, INC.
(Parent Company Only)
Balance Sheet
December 31, 2006

	In Thousands
	2006
ASSETS
Cash	$222	*
Investment in wholly-owned commercial bank subsidiaries	103,904	*
Deferred tax asset	329
Other assets	798

Total assets	$105,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payable to wholly-owned commercial bank subsidiaries	$92	*
Other liabilities	221
Line of credit	2,000

Stockholders’ equity:
Series A preferred stock, no par value, authorized 25,000,000 shares	—
Common stock, par value $1.00 per share, authorized 75,000,000 shares, 13,922,956 shares issued and outstanding	13,923
Additional paid-in capital	87,666
Retained earnings	1,966
Unrealized losses on available-for-sale securities, net of income taxes of $381,000	(615)

Total stockholders’ equity	102,940

Total liabilities and stockholders’ equity	$105,253

*	Eliminated in consolidation.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(22)	Mid-America Bancshares, Inc. — Parent Company Financial Information
MID-AMERICA BANCSHARES, INC.
(Parent Company Only)
Statement of Earnings and Comprehensive Earnings
For the Period September 1, 2006 (Inception) through December 31, 2006

	In Thousands
	2006
Expenses:
Interest on borrowed funds	$6
Employee salaries and benefits	47
Furniture and equipment expense	1
Advertising and marketing	4
Printing, stationary and supplies expense	1
Other operating expense	343

Loss before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiaries	402

Federal income tax benefits	154

	(248)

Equity in undistributed earnings of commercial bank subsidiaries	1,053	*

Net earnings	805

Other comprehensive earnings net of tax:
Net unrealized gains on available-for-sale-securities arising during period, net of taxes of $467,000	752

Other comprehensive earnings	752

Comprehensive earnings	$1,557

*	Eliminated in consolidation.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(22)	Mid-America Bancshares, Inc. — Parent Company Financial Information
MID-AMERICA BANCSHARES, INC.
(Parent Company Only)
Statement of Changes in Stockholders’ Equity
For the Period September 1, 2006 (Inception) Through December 31, 2006

	In Thousand’s
				Net Unrealized
		Additional		Gain (Loss) On
	Common	Paid-In	Retained	Available-For-
	Stock	Capital	Earnings	Sale Securities	Total
Acquisition by share exchange with PrimeTrust Bank	$13,589	$86,620	$1,161	$(1,367)	$100,003
Tax benefit related to exercise of non- qualified stock options	—	172	—	—	172
Issuance of 335,322 shares of common stock, pursuant to exercise of stock options	335	1,273	—	—	1,608
Stock-based compensation expense	—	123	—	—	123
Net change in unrealized loss on available- for-sale securities, net of taxes of $467,000	—	—	—	752	752
Cost incurred in connection with Bank of the South, net of deferred tax	—	(512)	—	—	(512)
Earnings for the year	—	—	805	—	805
Cash payment of fractional shares pursuant to acquisition of Bank of the South	(1)	(10)	—	—	(11)

Balance December 31, 2006	$13,923	$87,666	$1,966	$(615)	$102,940

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(22)	Mid-America Bancshares, Inc. — Parent Company Financial Information
MID-AMERICA BANCSHARES, INC.
(Parent Company Only)
Statement of Cash Flows
For the Period September 1, 2006 (Inception) Through December 31, 2006
Increase (Decrease) in Cash and Cash Equivalents

In Thousands
2006
Cash flows from operating activities:
Interest paid	$(6)
Cash paid to suppliers and other	(210)
Taxes paid	(330)

Net cash used in operating activities	(546)

Cash flows from investing activities:
Investment in subsidiary bank	(2,000)

Net cash used in investing activities	(2,000)

Cash flows from financing activities:
Cash expense in connection with acquisition	(829)
Proceeds from advances from line of credit, net	2,000
Cash payment for fractional shares	(11)
Proceeds from exercise of stock options	1,608

Net cash provided by financing activities	2,768

Net increase in cash and cash equivalents	222

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$222

Supplemental Schedule of Non-Cash Activities:

Acquisition of PrimeTrust Bank effective August 31, 2006 (see note 2 to consolidated financial statements)	$59,516

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(22)	Mid-America Bancshares, Inc. — Parent Company Financial Information
MID-AMERICA BANCSHARES, INC.
(Parent Company Only)
Statement of Cash Flows, Continued
For the Period September 1, 2006 (Inception) Through December 31, 2006
Increase (Decrease) in Cash and Cash Equivalents

In Thousands
2006
Reconciliation of net earnings to net cash used in operating activities:
Net earnings	$805

Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of commercial bank subsidiaries	(1,053)
Increase in other assets	(258)
Increase in other liabilities	255
Increase in deferred tax asset	(12)
Decrease in refundable income taxes	(330)
Share based compensation expense	47

Total adjustments	(1,351)

Net cash used in operating activities	$(546)

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(23)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS No. 107), “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.
Cash and short-term investments
For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities
The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.
SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.
The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.
The estimated maturity for mortgages is modified from the contractual terms to give consideration to management’s experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale.
The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the Company’s internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Loans Held for Sale
These instruments are carried in the balance sheet at the lower of cost or market value. The fair value of these instruments are based on subsequent liquidation values of the instruments which did not result in any significant gains or losses.
Deposit Liabilities
The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.
Advances from Federal Home Loan Bank
The fair value of the advances from the Federal Home Loan Bank are estimated by discounting the future cash outflows using the current market rates.
Securities Sold Under Repurchase Agreements
The securities sold under repurchase agreements are payable upon demand. For this reason the carrying amount is a reasonable estimate of fair value.
Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written
Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed one year with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods extending from one to two years with rates to be determined at the date the letter of credit is funded. Fees are charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2006, if insignificant. Accordingly, these commitments have no carrying value until funded and management estimates the commitments to have no significant fair value.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying		Carrying
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$30,432	$30,432	$33,134	$33,134
Securities	178,135	178,169	64,035	64,035
Restricted equity securities	2,174	2,174	1,046	1,046
Loans, net of unearned interest	694,444		305,527
Less: allowance for loan losses	(7,754)		(3,649)

Loans, net of allowance	686,690	686,001	301,878	301,417

Loans held for sale	5,190	5,190	2,196	2,196

Financial liabilities:
Deposits	823,755	824,732	359,037	359,185
Advances from Federal Home Loan Bank	15,747	14,847	18,409	17,438
Line of credit	2,000	2,000	—	—
Federal funds purchased	5,095	5,095	—	—
Securities sold under repurchase agreements	11,353	11,353	621	621

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
(24)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31, are as follows:

	(In Thousands, except per share data)
	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$16,453	$10,785	$7,907	$7,185	$6,606	$5,801	$5,032	$4,370
Net interest income	7,780	5,060	3,852	3,605	3,516	3,346	2,972	2,630
Provision for loan losses	1,026	83	102	62	310	390	227	194
Earnings before income taxes	490	1,110	803	672	915	719	814	223
Net earnings	402	765	537	600	874	719	787	151
Basic earnings per common share	0.03	0.08	0.08	0.09	0.13	0.12	0.14	0.04
Diluted earnings per common share	0.03	0.08	0.08	0.09	0.13	0.12	0.14	0.04

