Form 10-Q
period 2007-03-31
Mid-America Bancshares, Inc.
filed 2007-05-08
CIK 1362984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from _____________ to _____________
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒            No ☐
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
Yes ☐             No ☒
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common stock outstanding, $1.00 par value: 13,932,456 shares at May 8, 2007

MID-AMERICA BANCSHARES, INC.
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In Thousands)
Assets
Loans, less allowance for loan losses of $7,907,000 and $7,754,000, respectively	$739,126	$686,690
Securities:
Available-for-sale, at market (amortized cost — $171,946,000 and $169,391,000, respectively)	171,204	168,395
Held-to-maturity, at amortized cost (market value — $9,798,000 and $9,774,000, respectively)	9,740	9,740

Total securities	180,944	178,135

Restricted equity securities	2,224	2,174
Federal funds sold	20,395	7,145
Interest-bearing deposits in financial institutions	2,814	2,559
Loans held for sale	7,934	5,190

Total earning assets	953,437	881,893
Cash and due from banks	26,316	20,728
Premises and equipment, net	32,164	32,626
Accrued interest receivable	5,731	5,505
Other real estate	—	185
Intangible assets, net	4,514	4,714
Goodwill	19,147	19,147
Other assets	2,494	3,173

Total assets	$1,043,803	$967,971

Liabilities and Stockholders’ Equity
Deposits	$884,810	$823,755
Federal funds purchased	7,340	5,095
Line of credit	3,000	2,000
Securities sold under repurchase agreements	12,345	11,353
Deferred tax liability	1,233	1,153
Accrued interest and other liabilities	5,181	5,928
Advances from Federal Home Loan Bank	25,269	15,747

Total liabilities	939,178	865,031

Stockholders’ equity:
Series A Preferred Stock, authorized 25,000,000 shares	—	—
Common stock, $1 par value; authorized 75,000,000 shares, issued 13,931,256 and 13,922,956 shares issued and outstanding, respectively	13,931	13,923
Additional paid-in capital	87,811	87,666
Retained earnings	3,341	1,966
Net unrealized losses on available-for-sale securities, net of income taxes of $284,000 and $381,000, respectively	(458)	(615)

Total stockholders’ equity	104,625	102,940

Total liabilities and stockholders’ equity	$1,043,803	$967,971

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Earnings
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands,
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$14,460	6,126
Interest and dividends on taxable securities	1,664	628
Interest and dividends on non-taxable securities	447	105
Interest on Federal funds sold	345	264
Interest on loans held for sale	52	23
Interest and dividends on restricted equity securities	33	14
Interest on interest-bearing deposit in financial institution	28	25
Other interest income	3	—

Total interest income	17,032	7,185

Interest expense:
Interest on negotiable order of withdrawal accounts	957	93
Interest on money market and savings accounts	1,228	474
Interest on certificates of deposit over $100,000	4,332	1,724
Interest on certificates of deposit — other	2,503	1,094
Interest on securities sold under repurchase agreements	109	13
Interest on Federal funds purchased and other borrowed funds	55	—
Interest on advances from the Federal Home Loan Bank	237	182

Total interest expense	9,421	3,580

Net interest income before provision for loan losses	7,611	3,605
Provision for loan losses	188	62

Net interest income after provision for loan losses	7,423	3,543

Other income:
Service charges on deposit accounts	548	199
Investment banking fees and commissions, net	452	324
Mortgage broker fees and fees on mortgage originations	571	287
Gain on sale of SBA loans	9	73
Title company income	69	63
Other fees and commissions	250	118

Total other income	1,899	1,064

Other expenses:
Salaries and employee benefits	4,261	2,361
Occupancy expenses, net	618	326
Furniture and equipment expense	521	308
Data processing expense	417	158
Advertising and marketing	79	97
Printing, postage, stationary and supplies	161	104
Amortization of intangible assets	200	—
Loss on sale of securities, net	—	145
Other operating expenses	1,041	436
Loss and expense related to sale of other real estate	1	—

Total other expenses	7,299	3,935

Earnings before income taxes	2,023	672
Income taxes	648	72

Net earnings	$1,375	$600

Basic earnings per common share	$.10	$.09

Diluted earnings per common share	$.09	$.09

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Comprehensive Earnings
Three and Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
Net earnings	$1,375	$600

Other comprehensive earnings:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $97,000 in 2007 and $509,000 in 2006	157	300
Reclassification adjustment for losses included in earnings, net of taxes of $55,000 in 2006	—	90

Other comprehensive earnings	157	390

Comprehensive earnings	$1,532	$990

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$16,665	$7,033
Fees and commissions received	1,336	777
Interest paid	(9,575)	(3,398)
Cash paid to suppliers and employees	(6,897)	(4,039)
Origination of loans held for sale	(30,854)	(12,023)
Proceeds from loan sales	28,681	13,025
Income taxes paid	(60)	(624)

Net cash (used in) provided by operating activities	(704)	751

Cash flows from investing activities:
Purchase of available-for-sale securities	(8,241)	(26,715)
Proceeds from sales, calls, principal payments and maturities of available-for-sale securities	5,671	10,131
Purchase of restricted stock	(48)	—
Loans made to customers, net of repayments	(52,425)	(15,466)
Purchase of premises and equipment	(199)	(1,299)
Proceeds from sale of fixed assets	19	—
Proceeds from sale of other real estate	187	—
Purchase if interest-bearing deposits in financial institutions	(255)	(7,100)
Proceeds from sale of repossessed assets	37	—

Net cash used in investing activities	(55,254)	(40,449)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	61,140	15,157
Net increase (decrease) in time deposits	(154)	18,927
Proceeds from sale of common stock pursuant to exercise of stock options	51	15
Increase in securities sold under repurchase agreements	992	1,967
Net proceeds from (reduction in) Federal Home Loan Bank advances, net of repayments	9,522	(473)
Proceeds from Federal funds purchased, net of repayments	2,245	—
Proceeds from advances from line of credit	1,000	—

Net cash provided by financing activities	74,796	35,593

Net increase (decrease) in cash and cash equivalents	18,838	(4,105)
Cash and cash equivalents at beginning of period	27,873	33,134

Cash and cash equivalents at end of period	$46,711	$29,029

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,375	$600
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	657	306
Amortization of intangible assets, loan and CD discount	115
Provision for loan losses	188	62
Restricted equity securities dividend reinvestment	(2)	(13)
Loss on sale of securities, net	—	145
Loss on sale of repossessed assets	8	—
Gain on sale of other real estate	(2)	—
(Increase) decrease in loans held for sale	(2,744)	715
Increase in accrued interest receivable	(226)	(161)
Increase (decrease) in accrued interest payable	(223)	182
Decrease in other liabilities	(541)	(1,000)
(Increase) decrease in other assets	589	(85)
Stock based compensation expense	102	—

Total adjustments	(2,079)	151

Net cash (used in) provided by operating activities	$(704)	$751

Supplemental Schedule of Non-Cash Activities:
Increase in unrealized gains and losses in value of securities available- for sale	$157	$390

Net non-cash transfer from loans to other repossessed assets, net	$45	$114

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
(1) Basis of Presentation
The unaudited consolidated financial statements include the financial results of Mid-America Bancshares, Inc. and the wholly-owned subsidiaries, PrimeTrust Bank and Bank of the South, for the three months ending March 31, 2007. The comparable period in 2006 includes only the results of PrimeTrust Bank — see note (2) to the consolidated financial statements.
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

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(1) Basis of Presentation, Continued
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Mid-America Bancshares, Inc. (the “Company”) as of March 31, 2007 and December 31, 2006 and the net earnings for the three months ended March 31, 2007 and 2006, comprehensive earnings for the three months ended March 31, 2007 and 2006, and changes in cash flows for the three months ended March 31, 2007 and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2006 consolidated financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
(2) Share Exchange
Effective September 1, 2006, the Company completed a share exchange with Bank of the South. For accounting purposes the transaction was treated as an acquisition of Bank of the South. In connection with the acquisition, 6,792,838 shares of the Company’s common stock were issued along with $11,000 of cash for fractional shares in exchange for 100% of the outstanding shares of Bank of the South (this represents a 2.1814 to 1 share exchange ratio). This resulted in a purchase price of $59,516,000 based on a valuation of the Company’s stock prior to the acquisition of $8.76 per share. A summary of the transaction is as follows:

Assets and liabilities of Bank of the South:	(In Thousands)

Cash and Federal funds	$15,323
Loans, net	287,950
Securities	71,532
Fixed assets	14,316
Other assets	4,137
Deposits	(350,164)
Other liabilities	(7,203)

Net book value	35,891
Value of stock issued	59,516

Excess purchase price	$23,625

Allocation of excess purchase price:
Premium on purchased deposits	$4,720
Market value adjustment to buildings	4,315
Loan discounts	(2,581)
Deposit discounts	526

6,980
Deferred taxes at 38.29%	(2,673)

4,307
Initial goodwill	19,318

Total allocation of excess purchase price	$23,625

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(3) Allowance for Loan Losses
We believe that our determination of the allowance for loan loss is our most significant judgment and estimate used in the preparation of our consolidated financial statements. The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The calculation is an estimate of the amount of loss in the loan portfolios of our subsidiary banks. A formal review is prepared quarterly by the Credit Administration Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problems loans, loan activity since the previous assessment, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors.
The Company uses a 9 point rating system for its loans. Ratings of 1 to 5 are considered pass ratings, 6 is special mention, 7 is substandard, 8 is doubtful and 9 is loss. These ratings are initially assigned by the loan officer and subsequently reviewed and adjusted, when necessary, by the Credit Administration department. A summary of internally graded loans is presented in the Management Discussion and Analysis.
Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	(In Thousands)
	2007	2006
Balance, January 1, 2007 and 2006, respectively	$7,754	$3,649
Add (deduct):
Losses charged to allowance	(56)	(20)
Recoveries credited to allowance	21	1
Provision for loan losses	188	62

Balance, March 31, 2007 and 2006, respectively	$7,907	$3,692

The provision for loan losses was $188,000 and $62,000 for the three months of 2007 and 2006. The provision for loan losses is based on past loan experience for comparable institutions and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(4) Earnings Per Share
Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. Shares outstanding at March 31, 2006 have been adjusted to reflect a 2 for 1 stock split as of August 31, 2006.
The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(In Thousands, except share amounts)	2007	2006
Basic EPS Computation:
Numerator — net earnings available to common shareholders	$1,375	$600

Denominator — weighted average number of common shares outstanding	13,927,543	6,779,372

Basic earnings per common share	$.10	$.09

Diluted EPS Computation:
Numerator — net earnings available to common shareholders	$1,375	$600

Denominator:
Weighted average number of common shares outstanding	13,927,543	6,779,372
Dilutive effect of stock options	646,254	109,754

	14,573,797	6,889,126

Diluted earnings per common share	$.09	$.09

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans
Stock Options
The Directors and Shareholders of Mid-America Bancshares approved and adopted the PrimeTrust Bank 2001 Statutory-Nonstatutory Stock Option Plan, the PrimeTrust Bank 2005 Statutory-Nonstatutory Stock Option Plan and the Bank of the South 2001 Stock Option Plan as of the effective date of the merger. Options previously granted under these plans will continue to be exercisable for shares of holding company stock. All options related to the PrimeTrust Bank plans were converted at a ratio of 2 for 1 and all options related to Bank of the South plans were converted at a ratio of 2.1814 to 1. All options related to the previous plans of PrimeTrust Bank and Bank of the South were fully vested and thus exercisable. No other options can be issued under the previous plans.
The Directors and Shareholders of Mid-America Bancshares, Inc. adopted the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan on September 1, 2006, the effective date of the merger. The Equity Incentive Plan will be utilized for future Equity Incentive Awards. Awards granted under the Equity Incentive Plan will be in addition to stock options that may be exercised under each bank’s respective plans. The plans provide for granting of stock options, and authorizes the issuance of common stock upon the exercise of such options for up to one million shares (1,000,000) of common stock to the employees and Directors of the Company. Under the 2006 Omnibus Equity Incentive Plan, stock options awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, stock units, performance units and other awards. They are generally exercisable for ten years following the date such award is granted. At March 31, 2007, options for 811,250 instruments had been granted at $8.76 per share and options for 4,000 instruments had been granted at $11.00 per share.
Restricted Equity Incentive Plan
The Company has authorized the issuance of its common stock for awards to executive employees and non-employee directors under a restricted stock incentive plan. At December 31, 2006, the Board had granted 260,000 shares. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, exchange, pledge, hypothecate or otherwise encumber the unvested shares for a period of ten years which ends on August 31, 2016. These shares vest on a traunche basis at a rate of 10% each year. As they vest, they become unrestricted shares.
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

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans, Continued
Restricted Equity Incentive Plan, Continued
A summary of the activity within the equity incentive plans during the three months ended March 31, 2007 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Incentive	Stock		Non-
	Stock	Appreciation	Restricted	Qualified
	Options	Rights	Stock	Stock Options	Total
Outstanding at December 31, 2006	622,191	36,150	260,000	565,704	1,484,045
Granted	—	—	—	4,000	4,000
Exercised	(8,300)	—	—	—	(8,300)
Forfeited or expired	(200)	(1,450)	—	—	(1,650)

Outstanding at March 31, 2007	613,691	34,700	260,000	569,704	1,478,095

Exercisable at March 31, 2007	613,691	—	—	50,704	664,395

Weighted average exercise price for shares outstanding	$7.53	$8.76	$—	$8.44

Weighted average exercise price for shares exercisable	$7.53	—	—	5.00

Remaining weighted average contractual life for shares outstanding, in years	7.09	9.43	9.43	9.01

Remaining weighted average contractual life for shares exercisable, in years	7.09	—	—	4.71

Aggregate intrinsic values of shares outstanding	$2,420,149	$94,037	$704,600	$1,725,585

Aggregate intrinsic value of exercisable shares	$2,420,149	$—	$—	$328,055

As of March 31, 2007, there was approximately $3,205,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 5.14 years.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans, Continued
Restricted Equity Incentive Plan, Continued
During the three-month period ended March 31, 2007, we recorded stock-based compensation expense for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact of recording stock-based compensation in accordance with SFAS No. 123(R) for the three-month period ended March 31, 2007 is as follows:

Totals
(In Thousands)
Stock-based compensation expense	$102
Deferred income tax benefit	(39)

Impact of stock-based compensation expense, after tax effect	$63

For 2007 the fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on monthly calculations performed by management using industry data. The Company’s expected dividend yield is based on future projections of income and capital level to support anticipated growth. The expected term of options granted was calculated using the “simplified” method for plain vanilla options as explained in Staff Accounting Bulletin 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006/2007
	Stock
	Appreciation	Restricted	Stock
	Rights	Stock	Options
Expected volatility	15.20%	15.20%	14.30% to 15.20%
Expected dividend yield	1.00%	1.00%	1.00%
Expected term, in years	6.50	7.75	7.00
Risk-free rate	4.69%	4.69%	4.51% to 4.69%
Expected volatility was most recently calculated at 14.30% based upon the consideration of historical and implied volatility of similar publicly traded companies.
Prior to December 31, 2005, the Company approved the acceleration of vesting of all of its options that had been granted prior to adoption of SFAS No. 123R. The impact was to eliminate $289,000 from net earnings for periods subsequent to January 1, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(6) Acquisition
As referenced in the “Share Exchange”, at note 2 we consummated our share exchange, which we regard as a “merger of equals,” on September 1, 2006. For accounting purposes, the transaction was treated as if the shareholders of PrimeTrust Bank had formed a holding company, exchanged their shares of PrimeTrust Bank for the holding company’s shares, and then acquired Bank of the South. In the share exchange, shareholders of PrimeTrust Bank received 2.00 shares of MBI stock for each share of PrimeTrust Bank stock and shareholders of Bank of the South received 2.1814 shares of MBI stock for each share of Bank of the South stock. Immediately prior to the acquisition of Bank of the South, a reorganization of PrimeTrust Bank occurred whereby 100% of the stock of PrimeTrust Bank was exchanged for 100% of the stock of Mid-America Bancshares, Inc. and then a two-for-one split occurred resulting in 6,814,462 shares being issued to PrimeTrust Bank shareholders. In connection with the acquisition, 6,792,838 shares of Mid-America Bancshares, Inc. were issued to Bank of the South shareholders which results in a 2.1814 exchange ratio to the Bank of the South shareholders. The proforma share exchange was valued at $8.76 per share. All per share amounts for 2005 have been retroactively adjusted to reflect the impact of the 2 of 1 stock split in PrimeTrust Bank stock.
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

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(6) Acquisition, Continued
Proforma results of operations for the three months ended March 31, 2006 are as follows:

	March 31, 2006
		Mid-
	Bank of the	America	Pro Forma Adjustments
	South	Bancshares					Pro Forma
	(6)	(7)	Dr.		Cr.		Combined
	(In Thousands)
Interest income	$5,923	7,185			154	(1)	13,262
Interest expense	2,642	3,580	70	(2)			6,292

Net interest income	3,281	3,605					6,970
Provision for loan losses	(154)	(62)					(216)

Net interest income after provision for loan losses	3,127	3,543					6,754
Non-interest income	756	1,064					1,820
Non-interest expense	2,852	3,935	172	(3)
			27	(4)			6,986

Income before income taxes	1,031	672					1,588
Income tax expense	361	72			43	(5)	390

Net income	$670	600					1,198

Proforma per share information:
Basic earnings per common share							$.09

Diluted earnings per common share							$.09

Weighted average share outstanding:
Basic							13,046,650

Diluted							13,361,226

(1) Amortization of loan discount for 3 months ($2,581,000 over 4.2 years).
(2) Amortization of certificate of deposit discount for 3 months ($526,000 in various amounts over 4 years).
(3) Amortization of core deposits — base premium for 3 months ($4,720,000 over 7 years).
(4) Additional depreciation of step-up of fixed asset for 3 months.
(5) Income tax benefit related to amortization of intangible assets for 3 months.
(6) Actual Bank of the South results for the 3 months ended March 31, 2006.
(7) Actual PrimeTrust Bank results for the 3 months ended March 31, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(7) Acquired Intangible Assets and Goodwill
In connection with the Acquisition certain intangible assets were acquired and goodwill arose summarized as follows:

In Thousands
Intangibles:
Deposit base premium	$4,720

Accumulated amortization as of March 31, 2007	$397

Amortization expense for the three months ended March 31, 2007	$172

Estimated amortization expense:
Remaining for 2007	$542
For year ended 2008	704
For year ended 2009	704
For year ended 2010	704
For year ended 2011	704
For year ended 2012	704
The deposit base premium is being amortized on a straight-line basis over 7 years.

In Thousands
Goodwill:
Balance January 1, 2007	$19,147
Goodwill acquired during 2007	—

Balance March 31, 2007	$19,147

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

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(7) Acquired Intangible Assets and Goodwill, Continued
In addition to the deposit base premium and goodwill the transaction to acquire Bank of the South resulted in additional allocations of excess purchase price including a loan discount of $2,581,000, a discount on time deposits of $526,000 and a mark to market adjustment of $4,315,000 related to real estate. These items are included in their respective categories in the attached financial statements. The amortization of the loan discounts and deposit will be reflected as yield adjustments and the real estate market adjustment will be depreciated. The following is a summary of the amortization and depreciation of these items for the next five years.

		Real Estate
	Loan	Discount	Time
	Discount	Adjustment	Deposit
Remaining for 2007	(468)	81	149
Year ended 2008	(620)	108	102
Year ended 2009	(620)	108	85
Year ended 2010	(513)	108	28
Year ended 2011	—	108	—
Year ended 2012	—	108	—

Amortization/(accretion) depreciation period	4.2 Years	40 years	Various

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations
General
     Mid-America Bancshares, Inc. is a two-bank holding company headquartered in Nashville, Tennessee. We began operations as a result of the merger between PrimeTrust Bank, a state bank chartered under Tennessee law, that began operations on December 17, 2001, and Bank of the South, a state bank chartered under Tennessee law that began operations on April 30, 2001. Both banks offer a wide range of banking services including checking, savings, money market accounts, certificates of deposit, and loans for consumer, commercial and real estate purposes. The company serves individuals, small to medium-sized businesses, community organizations, and public entities. Our deposits are insured to the extent provided by law through the Bank Insurance Fund administered by the FDIC. The company is subject to regulations, supervisions and examinations by the Tennessee Department of Financial Institutions, the FDIC, the Federal Reserve, and the Securities and Exchange Commission. However, such regulations, supervisions and examinations are for the protection of the consumers, the Deposit Insurance Fund administered by the FDIC, and the banking system, and not for the protection of investors or shareholders. We seek to exercise prudent risk management and lending including diversification of loan category and industry segment, as well as by an identification of credit risks.
     We employ approximately 250 staff members in 14 offices located in six contiguous counties in Middle Tennessee.
     Both banks provide full-service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other investments, insurance products) through the network arrangement with Raymond James Financial Services, a non-affiliated company. The company benefits from the commissions generated through this arrangement.
     At March 31, 2007, total assets equaled $1.04 billion, total loans equaled $739.1 million, total deposits equaled $884.8 million, and shareholders’ equity equaled $104.6 million. The growth in our balance sheet increased substantially from the first quarter of 2006 when total assets equaled $455.1 million, total loans, net of allowance for loan losses, equaled $317.2 million, total deposits equaled $393.1 million, and shareholders’ equity equaled $39.4 million. Assets increased $417 million, net loans increased $288 million, deposits increased $350 million and stockholders’ equity increased $60 million related to merger of equals with Bank of the South effective September 1, 2006.
     We recorded net-income of $1,375,000, (basic earnings per common share of $0.10) for the first quarter of 2007. This increased 129.2% when compared to our first quarter results in 2006 of net income of $600,000, and represents an 11.1% increase in basic earnings per share. The rapid increase of growth in both our asset base and our income level is a combined result of the merger of equals with the Bank of the South, which was consummated on September 1, 2006, and internal organic growth.
     Since December 31, 2006, we have experienced substantial growth in our combined company. Total assets have increased $75.8 million, or 7.8%, from $968.0 million at December 31, 2006 to $1.04 billion at March 31, 2007. This asset growth is primarily a result of the increase in our net loan portfolio by $52.4 million or 7.6%.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
General, Continued
     We have experienced substantial growth in our deposit base. Total deposits have increased $61.1 million since December 31, 2006, from a level of $823.8 million to $884.8 million as of March 31, 2007. Our Federal Home Loan Bank borrowings increased by $9.5 million from a level of $15.7 million to $25.3 million. These funds were used as part of the funding for our loan and investment portfolio. Our equity increased $1,685,000 (1.6%) since December 31, 2006. This is primarily a result of our first quarter earnings $1,375,000, a decrease in the unrealized loss on available-for-sale securities net of tax benefits of $157,000, $51,000 from the exercise of vested options and $102,000 from stock based compensation.
     The purpose of this discussion is to provide insight into the financial conditions and results of operations of Mid-America Bancshares, Inc. This discussion should be read in conjunction with the annual financial statements filed in conjunction with the forms 10-K and 10-KSB from previous years. The following is a discussion of our financial condition at March 31, 2007 and December 31, 2006.
     Although both banks continue to operate as separate entities and both remain separately chartered banks, for purposes of the discussion that follows, reference to the company includes both banks unless otherwise noted.
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
Results of Operations
     The Company had earnings of $1,375,000 for the three months ended March 31, 2007 as compared to earnings of $600,000 for the same period in 2006. The increase is primarily a result of continued growth in the assets of the Company and the merger previously discussed. On a per share basis, the net earnings for the three months ended March 31, 2007 resulted in basic and diluted earnings per common share of $.10 and $.09, respectively. For the same period in 2006 the net earnings resulted in basic and diluted earnings per common share of $.09.
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the three months ended March 31, 2007 and 2006 was $17,032,000 and $7,185,000, respectively. Total interest expense for the three months ended March 31, 2007 and 2006 was $9,421,000 and $3,580,000, respectively. This resulted in an increase in net interest income of $4,006,000 or 111.1% during the first three months of 2007 as compared to the comparable period in the prior year. Net interest income increased as a result of continued growth of the Company and the merger previously discussed. Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management’s subjective beliefs about future events (such as potential actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Provision for Loan Losses
     The Company has designed a system calculated and intended to identify weaknesses or losses in its loan portfolio. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was $188,000 for the three months ended March 31, 2007, respectively. The provision for loan losses was $62,000 for the three months ended March 31, 2006.
     The allowance for loan losses at March 31, 2007 was $7,907,000 an increase of 2.0% from $7,754,000 at December 31, 2006. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at March 31, 2007 to be adequate. The allowance for loan losses was 1.06% and 1.12% of loans at March 31, 2007 and December 31, 2006, respectively. Asset quality continues to be excellent in that net charge-offs for the first quarter were $36,000 or .005% of total loans. As a result of the combination of PrimeTrust Bank and Bank of the South, our scope of the internal loan review process has expanded. In addition, both Bank’s, while they remain separately chartered, utilize the same loan grading matrix. As a result of this change, our continued excellent history of asset quality, as evidenced by our nominal charge-off amount, and our expanded loan review process, we have been able to improve the accuracy of our risk grading criteria. Thus, our allowance target has been adjusted.
Non-Interest Income
     The Company’s non-interest income consists of service charges on deposit accounts, gain on sale of SBA loans, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income, and other fees and commissions. Non-interest income increased $835,000 or 78.5% to $1,899,000 during the three months ended March 31, 2007 as compared to the same period in 2006. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees, commissions, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income and service charges on deposit accounts will increase for the remainder of 2007 due to the expected growth of the Company.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Non-Interest Expense
     Non-interest expense consist primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, printing, postage, stationary and supplies and other operating expenses. Non-interest expense, exclusive of securities losses increased $3,509,000 or 92.6% to $7,299,000 during the three months ended March 31, 2007 as compared to the same period in 2006. The increases in non-interest expense are attributable primarily to increases in salaries and benefits and occupancy expenses due to continued growth of the Company and the merger of equals previously discussed. Other operating expenses for the three months ended March 31, 2007 increased to $1,041,000 from $436,000 from the first three months of 2006. These expenses include taxes, professional fees, directors fees and general operating costs which increased as a result of continued growth of the Company. A significant portion of this increase is directly attributable to the merger with a significant amount of this expense resulting from increased fees due to compliance with expanded SEC reporting and preparation for compliance with the Sarbanes-Oxley Act.
Income Taxes
     Income taxes were $648,000 for the three months ended March 31, 2007. Because of net operating loss carryovers the Company did not become fully taxable until 2006. As a result, income tax expense for the three months ended March 31, 2006 was $72,000.
Financial Condition
     Balance Sheet Summary.
     The Company’s total assets were $1,043,803,000 and $967,971,000 at March 31, 2007 and December 31, 2006, respectively. Loans, net of allowance for loan losses, totaled $739,126,000 and $686,690,000 at March 31, 2007 and December 31, 2006, respectively, and investment securities totaled $180,944,000 and $178,135,000, respectively. Restricted equity securities totaled $2,224,000 and $2,174,000 at March 31, 2007 and December 31, 2006, respectively. Federal funds sold increased to $20,395,000 from $7,145,000 at December 31, 2006. Interest bearing deposits in financial institutions increased to $2,814,000 at March 31, 2007 from $2,559,000 at December 31, 2006. These consist mostly of overnight deposits at the Federal Home Loan Bank.
     Total liabilities were $939,178,000 and $865,031,000 at March 31, 2007 and December 31, 2006, respectively, and stockholders’ equity was $104,625,000 and $102,940,000 at March 31, 2007 and December 31, 2006, respectively. A more detailed discussion of assets, liabilities and capital follows.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans
     Loan categories are as follows:

	March 31,	December 31,
	2007	2006
	(In Thousands)
Commercial, financial and agricultural	$341,200	$324,283
Installment	22,527	22,123
Real estate — mortgage	206,565	183,910
Real estate — construction	174,809	162,312
Lease financing	1,932	1,816

Total	$747,033	$694,444

     As represented in the table, primary loan growth was in real estate — mortgage loans. Management is increasing loans in an orderly fashion to maintain quality. As discussed previously, a portion of the loan growth was also achieved through the merger of equals. The loan discounts resulting from the merger have been assigned to the respective category to which it was derived.
     In the normal course of business the Company’s subsidiaries have made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $15.3 million. As of March 31, 2007 none of these loans were restructured, nor were any related party loans charged off during the past three years nor did they involve more than the normal risk of collectibility or present other unfavorable features.
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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     The Company’s first mortgage single family residential and consumer loans which total approximately $126,265,000 and $22,527,000, respectively at March 31, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not believed to be in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not believed to be in doubt. At March 31, 2007 the Company had $3,151,000 of loans on nonaccrual status and $1,977,000 of loans on non-accrual status as of December 31, 2006. This increase in non-accrual loans is the primary result of three loans that are 80% guaranteed by the Small Business Administration. Liquidation plans are in progress and specific reserves have been allocated. We do not anticipate a substantial loss after liquidation of the collateral.
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2007 and 2006, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     As of March 31, 2007, the Company had impaired loans totaling $7,650,000. The amount of specific reserve assigned to these loans is $760,000. The total amount of interest recognized during the period on impaired loans approximated $122,000 and the average recorded investment for the three months ended March 31, 2007 was $6,742,000. At December 31, 2006, impaired loans totaled $3,096,000 and had a specific allowance for possible loan losses of $359,000 allocated. The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans. This increase in impaired loans is the primary result of six relationships. Repayment and/or liquidation plans are in place. We do not anticipate any significant loss and each impaired loan has been specifically allocated to a portion of our loan loss reserve.
     Non-performing loans, which include non-accrual loans and loans 90 days past due, at March 31, 2007, totaled $3,360,000. There were $2,066,000 of non-performing loans at December 31, 2006.
     The following schedule details selected information as to non-performing loans of the Company at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$35	$2,414	$30	$1,295
Installment loans	6	268	1	83
Real estate mortgage	168	282	58	581
Real estate - construction	—	187	—	18
Lease financing	—	—	—	—

	$209	$3,151	$89	$1,977

Renegotiated loans	$—		$—

     The following tables present internally graded loans as of March 31, 2007 and December 31, 2006:

	(In Thousands)	Special
March 31, 2007	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$7,692	$2,051	$4,743	$898
Real estate mortgage	2,715	775	1,940	—
Real estate construction	2,914	2,788	116	10
Installment	515	148	360	7
Lease financing	11	—	11	—

	$13,847	$5,762	$7,170	$915

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued

	(In Thousands)	Special
December 31, 2006	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$4,253	$995	$3,258	$—
Real estate mortgage	2,668	569	2,099	—
Real estate construction	2,826	2,740	86	—
Installment	321	69	252	—
Lease financing	—	—	—	—

	$10,068	$4,373	$5,695	$—

     The outstanding balance of our internally graded loans increased by approximately $3.8 million from a level of $10.0 million at December 31, 2006 to a level of $13.8 million at March 31, 2007. This increase has been discussed previously in the impaired loans section.
     The collateral values at March 31, 2007, based on estimates received by management, securing internally graded loans total approximately $21,766,000 ($13,112,000 related to real estate loans and $8,654,000 related to commercial and other non-real estate loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties that management expects will materially and adversely impact future operating results, liquidity or capital resources.
     The following detail provides a breakdown of the allocation of the allowance for loan losses:

	March 31, 2007		December 31, 2006
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$4,205	45.6%	$4,141	46.7%
Real estate construction	2,155	23.4	2,073	23.4
Real estate mortgage	1,261	27.7	1,245	26.5
Installment	250	3.0	260	3.2
Lease financing	36	.3	35	0.2

	$7,907	100.0%	$7,754	100.0%

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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Securities
     Securities totaled $180,944,000 and $178,135,000 at March 31, 2007 and December 31, 2006, respectively, and are a primary component of the Company’s earning assets. Restricted equity securities, which consists primarily of investments in FHLB stock, totaled $2,224,000 and $2,174,000 at March 31, 2007 and December 31, 2006, respectively. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.
     The Company’s classification of securities as of March 31, 2007 and December 31, 2006 are as follows:

	Available-for-Sale
	March 31, 2007		December 31, 2006
	(In Thousands)
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$57,963	$57,748	$59,219	$58,991
Mortgage-backed securities	78,791	78,005	76,281	75,343
Obligations of states and political subdivisions	33,692	33,959	32,391	32,570
Corporate bonds	900	892	900	891
Equity investment	600	600	600	600

	$171,946	$171,204	$169,391	$168,395

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Securities, Continued

	Held-to-Maturity
	March 31, 2007		December 31, 2006
	(In Thousands)
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Obligation of states and political subdivisions	$9,740	$9,798	$9,740	$9,774

	$9,740	$9,798	$9,740	$9,774

     There were no securities classified as trading during 2007 or 2006.
Deposits
     Deposits, which in the future are expected to be the principal source of funds for the Company, totaled $884,810,000 and $823,755,000 at March 31, 2007 and December 31, 2006, respectively. The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $24.3 million mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2007, loans of approximately $439.7 million either will become due or will be subject to rate adjustments within twelve months from the respective date.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $290.9 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawal accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Capital Position and Dividends
     At March 31, 2007 and December 31, 2006, total stockholders’ equity was $104,625,000 and $102,940,000 or 10.0% and 10.6%, respectively, of total assets.
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a Total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2007, the Company’s Total risk-based capital ratio was 10.73% and its Tier I risk-based capital ratio was 9.79%. At December 31, 2006, the Company’s total risk-based capital ratio was 11.12% and its Tier I risk-based capital ratio was 10.15%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At March 31, 2007, the Company had a leverage ratio of 8.39%. At December 31, 2006 the Company had a leverage ratio of 8.80%.
     There is no established trading market for the Company’s stock. During the three months ended March 31, 2007, the Company issued 8,300 shares of its voting common stock for $51,000 in connection with the exercise of options. Privately negotiated trades may involve the Company, its directors and officials and, accordingly, may not be reliable indicators of value. During the first quarter the market for our stock was very thin as only 13,293 shares, representing less than 1% of total outstanding shares, were traded.
     The payment of dividends by Mid-America Bancshares, Inc. is subject to the Tennessee Business Corporation Act. The act provides that Mid-America Bancshares, Inc. may not make distributions to shareholders or declare dividends at any time that the Company is insolvent or if such action would render the Company insolvent. The Company is dependent on dividends from its two subsidiary banks for its own funding, including funds that could be utilized to pay dividends. Under Tennessee law, the ability of our two subsidiary banks to pay dividends is limited. First, no Tennessee charter bank may pay dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. The subsidiary banks and Mid-America Bancshares, Inc. are also subject to the minimum capital requirements of the FDIC and the Federal Reserve Board, respectively, which impact the banks’ and the Company’s ability to pay dividends. If Mid-America Bancshares, Inc. fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements. Presently, our dividend policy remains as announced in earlier filings, which is that we expect for the foreseeable future to retain most if not all of our earnings to reinvest in operations and to support anticipated growth. Dividends, if any, will be subject to the discretion of the board and to the above-described legal limitations, and may be declared and paid as determined by the board subject to legal, regulatory and prudential considerations.

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
Off Balance Sheet Arrangements
     At March 31, 2007 the Company had unfunded loan commitments outstanding of $202.1 million and outstanding standby letters of credit of $19.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
     The Company is currently leasing five branch locations and its operations center. Minimum lease payments pursuant to these leases are as follows:

Remainder of 2007	$522,000
2008	689,000
2009	698,000
2010	600,000
2011	364,000
Thereafter	2,281,000

Total	$5,154,000

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
     There have been no material changes in reported market risks during the three months ended March 31, 2007. Please refer to Item 2 of Part I of this Report of additional information related to market and other risks.
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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 4. Controls and Procedures, Continued
     During the quarter ended March 31, 2007 there have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
There are no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not Applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended March 31, 2007.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.
Item 5. OTHER INFORMATION
(a)	None. However, the Company notes that it expects to hold the 2008 Annual Meeting of Shareholders on April 22, 2008.

(b)	Not applicable.
Item 6. EXHIBITS
(a)	Rule 13a-14(a) Certifications.
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
MID-AMERICA BANCSHARES, INC.
(Registrant)

DATE: May 8, 2007	/s/ Gary L. Scott
Gary L. Scott, Chairman and
Chief Executive Officer

DATE: May 8, 2007	/s/ Jason West
Jason West, Chief Financial Officer