Form 10-Q
period 2007-06-30
Mid-America Bancshares, Inc.
filed 2007-08-08
CIK 1362984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT PF 1`934
For the Transition Period from                      to
Commission File No. 000-52212
MID-AMERICA BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)
TENNESSEE
(State or other jurisdiction of incorporation or organization)
16-1754596
(I.R.S. Employer Identification No.)
2019 Richard Jones Road, Nashville, Tennessee 37215
(Address of principal executive offices)
615-690-5800
(Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
          Common stock outstanding, $1.00 par value: 13,934,156 shares at August 7, 2007

MID-AMERICA BANCSHARES, INC.
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In Thousands)
Assets

Loans, less allowance for loan losses of $8,237,000 and $7,754,000, respectively	$764,690	$686,690
Securities:
Available-for-sale, at market (amortized cost — $179,664,000 and $169,391,000, respectively)	176,101	168,395
Held-to-maturity, at amortized cost (market value — $9,528,000 and $9,774,000, respectively)	9,740	9,740

Total securities	185,841	178,135

Restricted equity securities	2,567	2,174
Federal funds sold	20,173	7,145
Interest-bearing deposits in financial institutions	2,639	2,559
Loans held for sale	8,994	5,190

Total earning assets	984,904	881,893

Cash and due from banks	19,929	20,728
Premises and equipment, net	31,732	32,626
Accrued interest receivable	6,046	5,505
Other real estate	438	185
Intangible assets, net	4,310	4,714
Goodwill	19,147	19,147
Other assets	2,857	3,173

Total assets	$1,069,363	$967,971

Liabilities and Stockholders’ Equity

Deposits	$904,665	$823,755
Federal funds purchased	—	5,095
Line of credit	3,500	2,000
Securities sold under repurchase agreements	18,295	11,353
Deferred tax liability	138	1,153
Accrued interest and other liabilities	5,764	5,928
Advances from Federal Home Loan Bank	32,325	15,747

Total liabilities	964,687	865,031

Stockholders’ equity:
Series A Preferred Stock, authorized 25,000,000 shares	—	—
Common stock, $1 par value; authorized 75,000,000 shares, issued 13,933,006 and 13,922,956 shares issued and outstanding, respectively	13,933	13,923
Additional paid-in capital	87,919	87,666
Retained earnings	5,023	1,966
Net unrealized losses on available-for-sale securities, net of income taxes of $1,364,000 and $381,000, respectively	(2,199)	(615)

Total stockholders’ equity	104,676	102,940

Total liabilities and stockholders’ equity	$1,069,363	$967,971

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$15,446	$6,692	$29,906	$12,818
Interest and dividends on taxable securities	1,741	790	3,405	1,418
Interest and dividends on non-taxable securities	471	162	918	267
Interest on Federal funds sold	223	123	568	387
Interest on loans held for sale	65	32	117	55
Interest and dividends on restricted equity securities	37	19	70	33
Interest on interest-bearing deposit in financial institution	28	89	56	114
Other interest income	3	—	6	—

Total interest income	18,014	7,907	35,046	15,092

Interest expense:
Interest on negotiable order of withdrawal accounts	959	120	1,916	213
Interest on money market and savings accounts	1,399	505	2,627	979
Interest on certificates of deposit over $100,000	3,936	2,012	8,268	3,736
Interest on certificates of deposit — other	3,004	1,204	5,507	2,298
Interest on securities sold under repurchase agreements	169	38	278	51
Interest on Federal funds purchased and other borrowed funds	103	—	158	—
Interest on advances from the Federal Home Loan Bank	348	176	585	358

Total interest expense	9,918	4,055	19,339	7,635

Net interest income before provision for loan losses	8,096	3,852	15,707	7,457
Provision for loan losses	412	102	600	164

Net interest income after provision for loan losses	7,684	3,750	15,107	7,293

Other income:
Service charges on deposit accounts	589	215	1,137	414
Investment banking fees and commissions, net	417	344	869	668
Mortgage broker fees and fees on mortgage originations	660	338	1,231	625
Gain on sale of SBA loans	30	16	39	89
Title company income	71	68	140	131
Other fees and commissions	295	136	545	254

Total other income	2,062	1,117	3,961	2,181

Other expenses:
Salaries and employee benefits	4,107	2,378	8,368	4,739
Occupancy expenses, net	624	406	1,242	732
Furniture and equipment expense	532	348	1,053	656
Data processing expense	425	196	842	354
Advertising and marketing	86	155	165	252
Printing, postage, stationary and supplies	175	117	336	221
Amortization of intangible assets	204	—	404	—
Loss on sale of securities, net	—	—	—	145
Other operating expenses	1,048	464	2,089	900
Loss on disposal of fixed assets	2	—	2	—
Loss and expense related to sale of other real estate	—	—	1	—

Total other expenses	7,203	4,064	14,502	7,999

Earnings before income taxes	2,543	803	4,566	1,475
Income taxes	861	266	1,509	338

Net earnings	$1,682	537	$3,057	1,137

Basic earnings per common share	$.12	.08	$.22	.17

Diluted earnings per common share	$.12	.08	$.21	.17

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months and Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)
Net earnings	$1,682	$537	$3,057	$1,137

Other comprehensive loss:
Unrealized losses on available-for-sale securities arising during period, net of taxes of $1,080,000, $442,000, $983,000 and $254,000, respectively	(1,741)	(711)	(1,584)	(411)
Reclassification adjustment for losses included in earnings, net of taxes of $55,000 in 2006	—	—	—	90

Other comprehensive loss	(1,741)	(711)	(1,584)	(321)

Comprehensive earnings (loss)	$(59)	(174)	$1,473	816

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$34,214	$14,722
Fees and commissions received	2,738	1,556
Interest paid	(19,136)	(7,295)
Cash paid to suppliers and employees	(12,989)	(7,771)
Origination of loans held for sale	(61,677)	(28,374)
Proceeds from loan sales	59,104	29,707
Income taxes paid	(1,073)	(1,334)

Net cash provided by operating activities	1,181	1,211

Cash flows from investing activities:
Purchase of available-for-sale securities	(22,874)	(43,024)
Proceeds from sales, calls, principal payments and maturities of available-for-sale securities	12,580	13,151
Purchase of restricted equity securities	(391)	(175)
Loans made to customers, net of repayments	(78,787)	(27,096)
Purchase of premises and equipment	(404)	(2,189)
Proceeds from sale of fixed assets	19	—
Proceeds from sale of other real estate	187	668
Purchase of interest-bearing deposits in financial institutions	(80)	(7,100)
Proceeds from sale of repossessed assets	37	—

Net cash used in investing activities	(89,713)	(65,765)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	73,346	23,870
Net increase in time deposits	7,425	27,495
Proceeds from sale of common stock pursuant to exercise of stock options	65	92
Increase in securities sold under repurchase agreements	6,942	3,555
Net proceeds from (reduction in) Federal Home Loan Bank advances, net of repayments	16,578	(1,569)
Repayments of Federal funds purchased	(5,095)	—
Proceeds from advances from line of credit	1,500	—

Net cash provided by financing activities	100,761	53,443

Net increase (decrease) in cash and cash equivalents	12,229	(11,111)

Cash and cash equivalents at beginning of period	27,873	33,134

Cash and cash equivalents at end of period	$40,102	$22,023

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,057	$1,137
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,298	674
Amortization of intangible assets, loan and CD discount	233
Provision for loan losses	600	164
Stock based compensation expense	198	—
Restricted equity securities dividend reinvestment	(2)	(27)
Loss on sale of securities, net	—	145
Loss on sale of repossessed assets	8	—
Loss on sale of other real estate and related expenses	1	—
Loss on disposal of fixed assets	2	—
(Increase) decrease in loans held for sale	(3,804)	708
Increase in accrued interest receivable	(541)	(373)
Increase in accrued interest payable	64	340
Decrease in other liabilities	(260)	(1,087)
(Increase) decrease in other assets	327	(470)

Total adjustments	(1,876)	74

Net cash provided by operating activities	$1,181	$1,211

Supplemental Schedule of Non-Cash Activities:

Change in unrealized gains (losses) in value of securities available- for sale	$(1,584)	$321

Net non-cash transfer from loans to other real estate and repossessed assets, net	$497	$114

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
(1) Basis of Presentation
The unaudited consolidated financial statements include the financial results of Mid-America Bancshares, Inc. and the wholly-owned subsidiaries, PrimeTrust Bank and Bank of the South, for the six months ending June 30, 2007. The comparable period in 2006 includes only the results of PrimeTrust Bank — see note (2) to the consolidated financial statements.
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

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(1) Basis of Presentation, Continued
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Mid-America Bancshares, Inc. (the “Company”) as of June 30, 2007 and December 31, 2006 and the net earnings for the three and six months ended June 30, 2007 and 2006, comprehensive earnings for the three and six months ended June 30, 2007 and 2006, and changes in cash flows for the six months ended June 30, 2007 and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2006 consolidated financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
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

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(3) Allowance for Loan Losses
We believe that our determination of the allowance for loan loss is an important judgment and estimate used in the preparation of our consolidated financial statements. The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The calculation is an estimate of the amount of loss in the loan portfolios of our subsidiary banks. A formal review is prepared quarterly by the Credit Administration Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, consideration of current and anticipated economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors.
The Company uses a 9 point rating system for its loans. Ratings of 1 to 5 are considered pass ratings, 6 is special mention, 7 is substandard, 8 is doubtful and 9 is loss. These ratings are initially assigned by the loan officer and subsequently reviewed and adjusted, when determined to be appropriate, by the Credit Administration department. A summary of internally graded loans is presented in Item 2 of this Report.
Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	(In Thousands)
	2007	2006
Balance, January 1, 2007 and 2006, respectively	$7,754	$3,649
Add (deduct):
Losses charged to allowance	(162)	(44)
Recoveries credited to allowance	45	111
Provision for loan losses	600	164

Balance, June 30, 2007 and 2006, respectively	$8,237	$3,880

The provision for loan losses was $600,000 and $164,000 for the first six months of 2007 and 2006. The provision for loan losses is based on past loan experience for comparable institutions and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current and anticipated economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(4) Earnings Per Share
Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” establishes uniform standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. Shares outstanding at June 30, 2006 have been adjusted to reflect a 2 for 1 stock split as of August 31, 2006.
The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
(In Thousands, except share amounts)	2007	2006
Basic EPS Computation:
Numerator – net earnings available to common shareholders	$1,682	$537

Denominator — weighted average number of common shares outstanding	13,932,290	6,790,510

Basic earnings per common share	$.12	$.08

Diluted EPS Computation:
Numerator — net earnings available to common shareholders	$1,682	$537

Denominator:
Weighted average number of common shares outstanding	13,932,290	6,790,510
Dilutive effect of stock options	689,056	103,846

	14,621,346	6,894,356

Diluted earnings per common share	$.12	$.08

	Six Months Ended
	June 30,
(In Thousands, except share amounts)	2007	2006
Basic EPS Computation:
Numerator – net earnings available to common shareholders	$3,057	$1,137

Denominator — weighted average number of common shares outstanding	13,929,929	6,784,972

Basic earnings per common share	$.22	$.17

Diluted EPS Computation:
Numerator — net earnings available to common shareholders	$3,057	$1,137

Denominator:
Weighted average number of common shares outstanding	13,929,929	6,784,972
Dilutive effect of stock options	708,675	103,846

	14,638,604	6,888,818

Diluted earnings per common share	$.21	$.17

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans
Stock Options
Pursuant to the share exchange which became effective on September 1, 2006, the Company assumed the banks’ respective obligations under the PrimeTrust Bank 2001 Statutory-Nonstatutory Stock Option Plan, the PrimeTrust Bank 2005 Statutory-Nonstatutory Stock Option Plan and the Bank of the South 2001 Stock Option Plan. Options previously granted under these plans will continue to be exercisable for shares of holding company stock. All options related to the PrimeTrust Bank plans were converted at a ratio of 2 for 1 and all options related to Bank of the South plans were converted at a ratio of 2.1814 to 1. All options related to the previous plans of PrimeTrust Bank and Bank of the South were fully vested and thus exercisable. No other options can be issued under the previous plans. Options issued under these bank plans are now exercisable solely for common stock of the Company rather than for securities of the respective bank.
The directors and shareholders of Mid-America Bancshares, Inc. adopted the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (“Company Plan”) on September 1, 2006. The Equity Incentive Plan will be utilized for future Equity Incentive Awards. Awards granted under the Equity Incentive Plan will be in addition to stock options that may be exercised under the banks’ respective plans. The Company plan provides for granting of stock options, and authorizes the issuance of common stock upon the exercise of such options for up to one million shares (1,000,000) of common stock to the employees and directors of the Company. Under the Company Plan, stock option awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, stock units, performance units and other awards. They are generally exercisable for ten years following the date such award is granted.
Restricted Equity Incentive Plan
The Company has authorized the issuance of shares of its common stock for restricted stock awards to executive employees and non-employee directors. At December 31, 2006, the Board had granted 260,000 restricted shares. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, exchange, pledge, hypothecate or otherwise encumber the shares so long as restrictions apply. Restrictions lapse at the rate of 10% each year of service. The first restrictions lapse on September 1, 2007, and at that time 10% of the shares so granted will become restricted.
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
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans, Continued
Restricted Equity Incentive Plan, Continued
A summary of the activity within the equity incentive plans during the six months ended June 30, 2007 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Incentive	Stock		Non-
	Stock	Appreciation	Restricted	Qualified
	Options	Rights	Stock	Stock Options	Total
Outstanding at December 31, 2006	622,191	36,150	260,000	565,704	1,484,045

Granted	—	—	—	4,000	4,000

Exercised	(10,050)	—	—	—	(10,050)

Forfeited or expired	(11,616)	(2,550)	—	—	(14,166)

Outstanding at June 30, 2007	600,525	33,600	260,000	569,704	1,463,829

Exercisable at June 30, 2007	600,525	—	—	50,704	651,229

Weighted average exercise price for shares outstanding	$7.49	$8.76	$8.76	$8.44

Weighted average exercise price for shares exercisable	$7.49	—	—	$5.00

Remaining weighted average contractual life for shares outstanding, in years	6.97	9.18	9.18	8.76

Remaining weighted average contractual life for shares exercisable, in years	6.97	—	—	4.46

Aggregate intrinsic values of shares outstanding	$2,376,082	$90,384	$699,400	$1,714,191

Aggregate intrinsic value of exercisable shares	$2,376,082	$—	$—	$327,041

As of June 30, 2007, the Company had recorded an estimated $3,108,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our equity incentive plans. That expense is expected to be recognized over a weighted-average period of 4.75 years.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans, Continued
Restricted Equity Incentive Plan, Continued
During the three month and six month period ended June 30, 2007, we recorded stock-based compensation expense for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures. The impact of recording stock-based compensation in accordance with SFAS No. 123(R) for the three month and six month period ended June 30, 2007 is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007
	(In Thousands)
Stock-based compensation expense	$96	$198
Deferred income tax benefit	(37)	(76)

Impact of stock-based compensation expense, after tax effect	$59	$122

For 2007 the fair value of each equity incentive award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on monthly calculations performed by management using industry data. The Company’s expected dividend yield is based on future projections of income and capital level to support anticipated growth. The expected term of equity incentives granted was calculated using the “simplified” method for plain vanilla options as explained in Staff Accounting Bulletin 107. The risk-free rate for periods within the contractual life of the equity incentive is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006/2007
	Stock
	Appreciation	Restricted	Stock
	Rights	Stock	Options
Expected volatility	15.20%	15.20%	14.30% to 15.20%
Expected dividend yield	1.00%	1.00%	1.00%
Expected term, in years	6.50	7.75	7.00
Risk-free rate	4.69%	4.69%	4.51% to 4.69%
Expected volatility was most recently calculated at 14.37% based upon the consideration of historical and implied volatility of similar publicly traded companies.
Prior to December 31, 2005, the Company approved the acceleration of vesting of all of its equity incentives that had been granted prior to adoption of SFAS No. 123R. The impact was to eliminate $289,000 from net earnings for periods subsequent to January 1, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(6) Acquisition
As referenced in the “Share Exchange”, at note 2 we consummated our share exchange, which we regard as a “merger of equals,” on September 1, 2006. For accounting purposes, the transaction was treated as if the shareholders of PrimeTrust Bank had formed a holding company, exchanged their shares of PrimeTrust Bank for the holding company’s shares, and then acquired Bank of the South. In the share exchange, shareholders of PrimeTrust Bank received 2.00 shares of MBI stock for each share of PrimeTrust Bank stock and shareholders of Bank of the South received 2.1814 shares of MBI stock for each share of Bank of the South stock. Immediately prior to the acquisition of Bank of the South, a reorganization of PrimeTrust Bank occurred whereby 100% of the stock of PrimeTrust Bank was exchanged for 100% of the stock of Mid-America Bancshares, Inc. and then a two-for-one split occurred resulting in 6,814,462 shares being issued to PrimeTrust Bank shareholders. In connection with the acquisition (share exchange), 6,792,838 shares of Mid-America Bancshares, Inc. were issued to Bank of the South shareholders which results in a 2.1814 exchange ratio to the Bank of the South shareholders. The proforma share exchange was valued at $8.76 per share. All per share amounts for 2006 have been retroactively adjusted to reflect the impact of the two for one stock split in PrimeTrust Bank stock.
Proforma results of operations for the six months ended June 30, 2006 are as follows:

	June 30, 2006
	(In Thousands)
		Mid-
	Bank of the	America
	South	Bancshares	Pro Forma Adjustments				Pro Forma
	(6)	(7)	Dr.		Cr.		Combined
Interest income	$12,333	15,092			310	(1)	27,735
Interest expense	5,656	7,635	139	(2)			13,430

Net interest income	6,677	7,457					14,305
Provision for loan losses	(184)	(164)					(348)

Net interest income after provision for loan losses	6,493	7,293					13,957

Non-interest income	1,451	2,181					3,632
Non-interest expense	5,748	7,999	337	(3)

			54	(4)			14,138

Income before income taxes	2,196	1,475					3,451
Income tax expense	763	338			85	(5)	1,016

Net income	$1,433	1,137					2,435

Proforma per share information:
Basic earnings per common share							$.18

Diluted earnings per common share							$.18

Weighted average share outstanding:
Basic							13,307,168

Diluted							13,615,837

(1)	Amortization of loan discount for 6 months ($2,581,000 over 4.2 years).

(2)	Amortization of certificate of deposit discount for 6 months ($526,000 in various amounts over 4 years).

(3)	Amortization of core deposits — base premium for 6 months ($4,720,000 over 7 years).

(4)	Additional depreciation of step-up of fixed asset for 6 months.

(5)	Income tax benefit related to amortization of intangible assets for 6 months.

(6)	Actual Bank of the South results for the 6 months ended June 30, 2006.

(7)	Actual PrimeTrust Bank results for the 6 months ended June 30, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(7) Acquired Intangible Assets and Goodwill
In connection with the share exchange certain intangible assets were acquired and goodwill arose summarized as follows:

In Thousands
Intangibles:
Deposit base premium	$4,720

Accumulated amortization as of June 30, 2007	$578

Amortization expense for the six months ended June 30, 2007	$354

Estimated amortization expense:
Remaining for 2007	$361
For year ended 2008	704
For year ended 2009	704
For year ended 2010	704
For year ended 2011	704
For year ended 2012	704
The deposit base premium is being amortized on a straight-line basis over 7 years.

In Thousands
Goodwill:
Balance January 1, 2007	$19,147

Goodwill acquired during 2007	—

Balance June 30, 2007	$19,147

Goodwill will be evaluated for impairment annually.
In connection with its acquisition of Academy Bank; Bank of the South entered into certain non-compete agreements. One agreement totaling $288,000 covers a five year non-compete period and certain other agreements totaling $112,000 cover two year periods. All agreements commenced effective June 1, 2005 and are being amortized on a straight-line basis over the lives of their respective contracts.

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

		Real Estate
	Loan	Discount	Time
	Discount	Adjustment	Deposit
Remaining for 2007	(312)	54	80
Year ended 2008	(620)	108	102
Year ended 2009	(620)	108	85
Year ended 2010	(513)	108	28
Year ended 2011	—	108	—
Year ended 2012	—	108	—

Amortization/(accretion) depreciation period	4.2 Years	40 years	Various

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations
General
     Mid-America Bancshares, Inc. is a two-bank holding company headquartered in Nashville, Tennessee. We began operations as a result of the share exchange between PrimeTrust Bank, a state bank chartered under Tennessee law, that began operations on December 17, 2001, and Bank of the South, a state bank chartered under Tennessee law that began operations on April 30, 2001. Both banks offer a wide range of banking services including checking, savings, money market accounts, certificates of deposit, and loans for consumer, commercial and real estate purposes. The company serves individuals, small to medium-sized businesses, community organizations, and public entities. Our deposits are insured to the extent provided by law through the Bank Insurance Fund administered by the FDIC. The company is subject to regulations, supervisions and examinations by the Tennessee Department of Financial Institutions, the FDIC, the Federal Reserve, and the Securities and Exchange Commission. However, such regulations, supervisions and examinations are for the protection of the consumers, the Deposit Insurance Fund administered by the FDIC, and the banking system, and not for the protection of investors or shareholders. We seek to exercise prudent risk management and lending including diversification of loan category and industry segment, as well as by an identification of credit risks.
     We employ approximately 242 staff members in 14 offices located in six contiguous counties in Middle Tennessee. On June 6, 2007, we relocated out headquarters to 2019 Richard Jones Road, Nashville, Tennessee 37215.
     Both banks provide full-service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other investments, insurance products) through the network arrangement with Raymond James Financial Services, a non-affiliated company. The company benefits from the commissions generated through this arrangement.
     At June 30, 2007, total assets equaled $1.07 billion, total loans equaled $764.7 million, total deposits equaled $904.7 million, and shareholders’ equity equaled $104.7 million. The growth in our balance sheet increased substantially from the second quarter of 2006 when total assets equaled $472.8 million, total loans, net of allowance for loan losses, equaled $328.6 million, total deposits equaled $410.4 million, and shareholders’ equity equaled $39.3 million. Assets increased $417 million, net loans increased $288 million, deposits increased $350 million and stockholders’ equity increased $60 million related to the merger of equals with Bank of the South effective September 1, 2006.
     We recorded net-income of $3,057,000 (basic earnings per common share of $0.22) and $1,137,000 for the six months ended June 30, 2007 and 2006, respectively, an increase 168.9%.
     We recorded net-income of $1,682,000, (basic earnings per common share of $0.12) for the second quarter of 2007. This increased 213.2% when compared to our second quarter results in 2006 of net income of $537,000, and represents a 50.0% increase in basic earnings per share. The rapid increase of growth in both our asset base and our income level is a combined result of the merger of equals with the Bank of the South, which was consummated on September 1, 2006, and internal organic growth.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
General, Continued
     Since December 31, 2006, we have experienced substantial growth in our combined company. Total assets have increased $101.4 million, or 10.5%, from $968.0 million at December 31, 2006 to $1.07 billion at June 30, 2007. This asset growth is primarily a result of the increase in our net loan portfolio by $78.0 million or 11.4%.
     We have experienced substantial growth in our deposit base. Total deposits have increased $80.9 million since December 31, 2006, from a level of $823.8 million to $904.7 million as of June 30, 2007. Our Federal Home Loan Bank borrowings increased by $16.6 million from a level of $15.7 million to $32.3 million. These funds were used as part of the funding for our loan and investment portfolio. Our equity increased $1,736,000 (1.7%) since December 31, 2006. This is primarily a result of earnings of $3,057,000, an increase in the unrealized loss on available-for-sale securities net of tax benefits of $1,584,000, $65,000 from the exercise of vested options and $198,000 from stock based compensation.
     The purpose of this discussion is to provide insight into the financial conditions and results of operations of Mid-America Bancshares, Inc. This discussion should be read in conjunction with the annual financial statements filed in conjunction with the forms 10-K and 10-KSB from previous years. The following is a discussion of our financial condition at June 30, 2007 and December 31, 2006.
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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q CONTINUED
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
Results of Operations
     The Company had earnings of $1,682,000 and $3,057,000 for the three and six months ended June 30, 2007 as compared to earnings of $537,000 and $1,137,000 for the same period in 2006. The increase is primarily a result of continued growth in the assets of the Company and the share exchange previously discussed. On a per share basis, the net earnings for the three months ended June 30, 2007 resulted in basic and diluted earnings per common share of $.12, and basic and diluted earnings per share of $.22 and $.21, respectively for the six months ended June 30, 2007. For the same periods in 2006 the net earnings resulted in basic and diluted earnings per common share of $.08, and basic and diluted earnings per common share of $.17.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the six months ended June 30, 2007 and 2006 was $35,046,000 and $15,092,000, respectively. Total interest expense for the six months ended June 30, 2007 and 2006 was $19,339,000 and $7,635,000, respectively. This resulted in an increase in net interest income of $8,250,000 or 110.6% during the six months ended June 30, 2007 as compared to the comparable period in the prior year. Total interest income for the three months ended June 30, 2007 and 2006 was $18,014,000 and $7,907,000, respectively. Total interest expense for the three months ended June 30, 2007 and 2006 was $9,918,000 and $4,055,000. This resulted in an increase in net interest income of $4,244,000 or 11.2% during the three months ended June 30, 2007. Net interest income increased as a result of continued growth of the Company and the share exchange previously discussed. Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management’s subjective beliefs about future events (such as potential actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.
Provision for Loan Losses
     The Company has designed a system calculated and intended to identify weaknesses or losses in its loan portfolio. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was $412,000 and $600,000 for the three and six months ended June 30, 2007, respectively. The provision for loan losses was $102,000 and $164,000 for the same periods in 2006.
     The allowance for loan losses at June 30, 2007 was $8,237,000 an increase of 6.2% from $7,754,000 at December 31, 2006. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at June 30, 2007 to be adequate. The allowance for loan losses was 1.07% and 1.12% of loans at June 30, 2007 and December 31, 2006, respectively. Asset quality continues to be excellent in that net charge-offs for the second quarter were $81,000, year to date net charge-offs were $117,000 or .02% of total loans. As a result of the combination of PrimeTrust Bank and Bank of the South, our scope of the internal loan review process has expanded. In addition, both Bank’s, while they remain separately chartered, utilize the same loan grading matrix. As a result of this change, our continued excellent history of asset quality, as evidenced by our nominal charge-off amount, and our expanded loan review process, we have been able to improve the accuracy of our risk grading criteria. Thus, our allowance target has been adjusted.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Non-Interest Income
     The Company’s non-interest income consists of service charges on deposit accounts, gain on sale of SBA loans, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income, and other fees and commissions. Non-interest income increased $1,780,000 or 81.6% to $3,961,000 during the six months ended June 30, 2007 as compared to the same period in 2006. The increase for the quarter ended June 30, 2007 was $945,000 or 84.6% as compared to the same period in 2006. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees, commissions, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income and service charges on deposit accounts will increase for the remainder of 2007 due to the expected growth of the Company.
Non-Interest Expense
     Non-interest expense consist primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, printing, postage, stationary and supplies, loss on disposal of fixed assets and other operating expenses. Non-interest expense, exclusive of securities losses increased $6,648,000 or 84.6% to $14,502,000 during the six months ended June 30, 2007 as compared to the same period in 2006. The increase for the three months ended June 30, 2007 was $3,139,000 or 77.2% as compared to the same period in 2006. The increases in non-interest expense are attributable primarily to increases in salaries and benefits and occupancy expenses due to continued growth of the Company and the merger of equals previously discussed. Other operating expenses for the six months ended June 30, 2007 increased to $2,089,000 from $900,000 from the first six months of 2006. These expenses include taxes, professional fees, directors fees and general operating costs which increased as a result of continued growth of the Company. A significant portion of this increase is directly attributable to the share exchange with a significant amount of this expense resulting from increased fees due to compliance with expanded SEC reporting and preparation for compliance with the Sarbanes-Oxley Act.
Income Taxes
     Income taxes were $861,000 and $1,509,000 for the three and six months ended June 30, 2007, respectively. Because of net operating loss carryovers the Company did not become fully taxable until 2006. As a result, income tax expense for the three and six months ended June 30, 2006 was $266,000 and $338,000, respectively.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition
     Balance Sheet Summary
     The Company’s total assets were $1,069,363,000 and $967,971,000 at June 30, 2007 and December 31, 2006, respectively. Loans, net of allowance for loan losses, totaled $764,690,000 and $686,690,000 at June 30, 2007 and December 31, 2006, respectively, and investment securities totaled $185,841,000 and $178,135,000, respectively. Restricted equity securities totaled $2,567,000 and $2,174,000 at June 30, 2007 and December 31, 2006, respectively. Federal funds sold increased to $20,173,000 from $7,145,000 at December 31, 2006. Interest bearing deposits in financial institutions increased to $2,639,000 at June 30, 2007 from $2,559,000 at December 31, 2006. These consist mostly of overnight deposits at the Federal Home Loan Bank.
     Total liabilities were $964,687,000 and $865,031,000 at June 30, 2007 and December 31, 2006, respectively, and stockholders’ equity was $104,676,000 and $102,940,000 at June 30, 2007 and December 31, 2006, respectively. A more detailed discussion of assets, liabilities and capital follows.
     Loans
     Loan categories are as follows:

	June 30,	December 31,
	2007	2006
	(In Thousands)
Commercial, financial and agricultural	$361,350	$324,283
Installment	23,890	22,123
Real estate – mortgage	218,581	183,910
Real estate – construction	167,817	162,312
Lease financing	1,289	1,816

Total	$772,927	$694,444

     As represented in the table, primary loan growth was in commercial, financial and agricultural and real estate — mortgage loans. Management is increasing loans in an orderly fashion to maintain quality. As discussed previously, a portion of the loan growth was also achieved through the merger of equals. The loan discounts resulting from the share exchange have been assigned to the respective category to which it was derived.
     In the normal course of business the Company’s subsidiaries have made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $17.5 million. As of June 30, 2007 none of these loans were restructured, nor were any related party loans charged off during the past three years nor did they involve more than the normal risk of collectibility or present other unfavorable features.

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
     The Company’s first mortgage single family residential and consumer loans which total approximately $136,368,000 and $23,890,000, respectively at June 30, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not believed to be in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
basis is not believed to be in doubt. At June 30, 2007 the Company had $2,868,000 of loans on nonaccrual status and $1,977,000 of loans on non-accrual status as of December 31, 2006. This increase in non-accrual loans is the primary result of three loans that are 75% guaranteed by the Small Business Administration. Liquidation plans are in progress and specific reserves have been allocated. We do not anticipate a substantial loss after liquidation of the collateral.
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2007 and 2006, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     As of June 30, 2007, the Company had impaired loans totaling $13,846,000. The amount of specific reserve assigned to these loans is $976,000. The total amount of interest recognized during the period on impaired loans approximated $741,000 and the average recorded investment for the six months ended June 30, 2007 was $9,050,000. At December 31, 2006, impaired loans totaled $3,096,000 and had a specific allowance for loan losses of $359,000 allocated. The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans. This increase in impaired loans is the primary result of five relationships. Repayment and/or liquidation plans are in place. We do not anticipate any significant loss and each impaired loan has been specifically allocated to a portion of our loan loss reserve.
     Non-performing loans, which include non-accrual loans and loans 90 days past due, at June 30, 2007, totaled $4,119,000. There were $2,066,000 of non-performing loans at December 31, 2006.
     The following schedule details selected information as to non-performing loans of the Company at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$1,083	$2,082	$30	$1,295
Installment loans	57	243	1	83
Real estate mortgage	98	364	58	581
Real estate - construction	—	179	—	18
Lease financing	13	—	—	—

	$1,251	$2,868	$89	$1,977

Renegotiated loans	$—		$—

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     The following tables present internally graded loans as of June 30, 2007 and December 31, 2006:

	(In Thousands)	Special
June 30, 2007	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$13,546	$3,934	$8,724	$888
Real estate mortgage	3,940	682	3,258	—
Real estate construction	3,368	1,736	1,632	—
Installment	471	102	369	—
Lease financing	11	—	11	—

	$21,336	$6,454	$13,994	$888

	(In Thousands)	Special
December 31, 2006	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$4,253	$995	$3,258	$—
Real estate mortgage	2,668	569	2,099	—
Real estate construction	2,826	2,740	86	—
Installment	321	69	252	—
Lease financing	—	—	—	—

	$10,068	$4,373	$5,695	$—

     The outstanding balance of our internally graded loans increased by approximately $11.3 million from a level of $10.0 million at December 31, 2006 to a level of $21.3 million at June 30, 2007. This increase has been discussed previously in the impaired loans section.
     The collateral values at June 30, 2007, based on estimates received by management, securing internally graded loans total approximately $30,737,000 ($20,866,000 related to real estate loans and $9,871,000 related to commercial and other non-real estate loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties that management expects will materially and adversely impact future operating results, liquidity or capital resources.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     The following detail provides a breakdown of the allocation of the allowance for loan losses:

	June 30, 2007		December 31, 2006
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$4,491	46.7%	$4,141	46.7%
Real estate construction	2,090	21.7	2,073	23.4
Real estate mortgage	1,364	28.3	1,245	26.5
Installment	268	3.1	260	3.2
Lease financing	24	0.2	35	0.2

	$8,237	100.0%	$7,754	100.0%

     The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as potential growth areas. The Company seeks to build a loan portfolio which is capable to adjusting to swings in the interest rate market, and it is the Company’s policy to maintain a diverse loan portfolio not dependent on any particular market or industrial segment.
Securities
     Securities totaled $185,841,000 and $178,135,000 at June 30, 2007 and December 31, 2006, respectively, and are a primary component of the Company’s earning assets. Restricted equity securities, which consists primarily of investments in FHLB stock, totaled $2,567,000 and $2,174,000 at June 30, 2007 and December 31, 2006, respectively. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Securities, Continued
     The Company’s classification of securities as of June 30, 2007 and December 31, 2006 are as follows:

	Available-for-Sale
	June 30, 2007		December 31, 2006
	(In Thousands)
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$59,204	$58,529	$59,219	$58,991
Mortgage-backed securities	81,204	79,047	76,281	75,343
Obligations of states and political subdivisions	37,756	37,034	32,391	32,570
Corporate bonds	900	891	900	891
Equity investment	600	600	600	600

	$179,664	$176,101	$169,391	$168,395

	Held-to-Maturity
	June 30, 2007		December 31, 2006
	(In Thousands)
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Obligation of states and political subdivisions	$9,740	$9,528	$9,740	$9,774

	$9,740	$9,528	$9,740	$9,774

     There were no securities classified as trading during 2007 or 2006.
Deposits
     Deposits, which in the future are expected to be the principal source of funds for the Company, totaled $904,665,000 and $823,755,000 at June 30, 2007 and December 31, 2006, respectively. The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Management believes the Middle Tennessee area is a growing economic market offering growth opportunities for the Company; however, the Company competes with several of the larger bank holding companies that have bank offices in this area; and therefore, no assurances of market growth can be given. However, even though the Company’s are in a very competitive market, management currently believes that it is possible to increase the Company’s deposit and asset size. Management believes that its position as a locally oriented financial institution that offers personalized service will contribute significantly to quality loan and deposit growth and, ultimately, to overall profitability. However, no assurance of continued market growth can be given.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $24.0 million mature or will be subject to rate adjustments within the next twelve months.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Liquidity and Asset Management, Continued
     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2007, loans of approximately $447.5 million either will become due or will be subject to rate adjustments within twelve months from the respective date.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $275.1 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawal accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.
Capital Position and Dividends
     At June 30, 2007 and December 31, 2006, total stockholders’ equity was $104,676,000 and $102,940,000 or 9.8% and 10.6%, respectively, of total assets.
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a Total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2007, the Company’s Total risk-based capital ratio was 10.78% and its Tier I risk-based capital ratio was 9.82%. At December 31, 2006, the Company’s total risk-based capital ratio was 11.12% and its Tier I risk-based capital ratio was 10.15%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At June 30, 2007, the Company had a leverage ratio of 8.27%, as compared to 8.80% at December 31, 2006.
     There is no established trading market for the Company’s stock. During the six months ended June 30, 2007, the Company issued 10,050 shares of its voting common stock for $65,000 in connection with the exercise of options. Privately negotiated trades may involve the Company, its directors and officials and, accordingly, may not be reliable indicators of value. During the six months ended June 30, 2007 the market for our stock was very thin as only 42,707 shares, representing less than 1% of total outstanding shares, were traded. The Company may seek to list its shares in the next 12 to 24 months, but no application for listing has been filed.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Capital Position and Dividends, Continued
     The payment of dividends by the Company is subject to the Tennessee Business Corporation Act. The act provides that the Company may not make distributions to shareholders or declare dividends at any time that the Company is insolvent or if such action would render the Company insolvent. The Company is dependent on dividends from its two subsidiary banks for its own funding, including funds that could be utilized to pay dividends. Under Tennessee law, the ability of our two subsidiary banks to pay dividends is limited. First, no Tennessee charter bank may pay dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. The subsidiary banks and the Company are also subject to the minimum capital requirements of the FDIC and the Federal Reserve Board, respectively, which impact the banks’ and the Company’s ability to pay dividends. If the Company fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements. Presently, our dividend policy remains as announced in earlier filings, which is that we expect for the foreseeable future to retain most if not all of our earnings to reinvest in operations and to support anticipated growth. Dividends, if any, will be subject to the discretion of the board and to the above-described legal limitations, and may be declared and paid as determined by the board subject to legal, regulatory and prudential considerations.
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
Off Balance Sheet Arrangements
     At June 30, 2007 the Company had unfunded loan commitments outstanding of $200.5 million and outstanding standby letters of credit of $20.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Off Balance Sheet Arrangements, Continued
     The Company is currently leasing five branch locations and its operations center. Minimum lease payments pursuant to these leases are as follows:

Remainder of 2007	$351
2008	694
2009	704
2010	606
2011	370
Thereafter	2,288

Total	$5,013

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
     There have been no material changes in reported market risks during the three months ended June 30, 2007. Please refer to Item 2 of Part I of this Report of additional information related to market and other risks.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q, CONTINUED
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
     During the quarter ended June 30, 2007 there have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
There are no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not Applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended June 30, 2007.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders was held on April 24, 2007.

(b)	The following members of the board of directors were elected at the annual meeting of shareholders held on April 24, 2007:

Class I:

Gary L Scott David Major Harold Gordon Bone	Robert L. Callis James A. Campbell

Class II:

James L. Short Bruce A. Davis E.C. Hardison, III	Monty E. Mires Margaret M. Perry

Class III:

Jason K. West Stephen A. Steele	David D. Waldron Edward A. Whitley

PART II. OTHER INFORMATION, CONTINUED
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED
(c)(1) Each of the above directors were elected by the following tabulation:

	Number
	of shares				Broker
	voting	For	Against	Abstain	Non-Votes
Gary L. Scott	10,104,092	10,099,974	27	4,091	—
David Major	10,104,092	10,093,622	6,379	4,091	—
Harold Gordon Bone	10,104,092	10,095,595	4,406	4,091	—
Robert L. Callis	10,104,092	10,097,974	2,027	4,091	—
James A. Campbell	10,104,092	10,097,974	2,027	4,091	—
James L. Short	10,104,092	10,095,974	4,027	4,091	—
Bruce A. Davis	10,104,092	10,098,001	2,000	4,091	—
E.C. Hardison, III	10,104,092	10,097,974	2,027	4,091	—
Monty Mires	10,104,092	10,086,183	13,818	4,091	—
Margaret M. Perry	10,104,092	10,099,737	264	4,091	—
Jason K. West	10,104,092	10,099,737	264	4,091	—
Stephen Steele	10,104,092	10,098,001	2,000	4,091	—
David Waldron	10,104,092	10,097,974	2,027	4,091	—
Edward A. Whitley	10,104,092	10,097,974	2,027	4,091	—
(c)(2) The ratification of the Audit Committee’s selection of Maggart & Associates, P.C. as the Company’s independent registered public accounting firm for the year ending December 31, 2007:

Number
of shares				Broker
voting	For	Against	Abstain	Non-Votes
10,104,092	10,027,871	7,256	68,965	—
(d)	Not applicable.
Item 5. OTHER INFORMATION
(a)	None.

(b)	Not applicable.
Item 6. EXHIBITS
(a)	Rule 13a-14(a) Certifications. Section 1350 Certifications. Any certification furnished pursuant to this Item will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section.

(b)	None.

SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA BANCSHARES, INC. (Registrant)
DATE: August 7, 2007	/s/ Gary L. Scott
Gary L. Scott, Chairman and
Chief Executive Officer

DATE: August 7, 2007	/s/ Jason West
Jason West, Chief Financial
Officer