Form 10-Q
period 2007-09-30
Mid-America Bancshares, Inc.
filed 2007-11-14
CIK 1362984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________
Commission File No. 000-52212
MID-AMERICA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)
TENNESSEE

(State or other jurisdiction of incorporation or organization)
16-1754596

(I.R.S. Employer Identification No.)
2019 Richard Jones Road, Nashville, Tennessee 37215

(Address of principal executive offices)
615-690-5800

(Registrant’s telephone number including area code)

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
Common stock outstanding, $1.00 par value: 14,003,378 shares at November 14, 2007

MID-AMERICA BANCSHARES, INC.
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In Thousands)
Assets
Loans, less allowance for loan losses of $8,695,000 and $7,754,000, respectively	$817,324	$686,690
Securities:
Available-for-sale, at market (amortized cost — $172,582,000 and $169,391,000, respectively)	170,544	168,395
Held-to-maturity, at amortized cost (market value — $9,461,000 and $9,774,000, respectively)	9,741	9,740

Total securities	180,285	178,135

Restricted equity securities	2,621	2,174
Federal funds sold	—	7,145
Interest-bearing deposits in financial institutions	2,495	2,559
Loans held for sale	5,431	5,190

Total earning assets	1,008,156	881,893
Cash and due from banks	18,850	20,728
Premises and equipment, net	31,530	32,626
Accrued interest receivable	6,348	5,505
Other real estate	482	185
Intangible assets, net	4,115	4,714
Goodwill	19,147	19,147
Other assets	2,190	3,173

Total assets	$1,090,818	$967,971

Liabilities and Stockholders’ Equity
Deposits	$903,948	$823,755
Federal funds purchased	8,903	5,095
Line of credit	7,500	2,000
Securities sold under repurchase agreements	19,713	11,353
Deferred tax liability	707	1,153
Accrued interest and other liabilities	5,525	5,928
Advances from Federal Home Loan Bank	36,809	15,747

Total liabilities	983,105	865,031

Stockholders’ equity:
Series A Preferred Stock, authorized 25,000,000 shares	—	—
Common stock, $1 par value; authorized 75,000,000 shares, issued 13,995,545 and 13,922,956 shares issued and outstanding, respectively	13,995	13,923
Additional paid-in capital	88,161	87,666
Retained earnings	6,815	1,966
Net unrealized losses on available-for-sale securities, net of income taxes of $780,000 and $381,000, respectively	(1,258)	(615)

Total stockholders’ equity	107,713	102,940

Total liabilities and stockholders’ equity	$1,090,818	$967,971

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,370	9,094	$46,276	21,912
Interest and dividends on taxable securities	1,706	1,179	5,111	2,597
Interest and dividends on non-taxable securities	516	278	1,434	545
Interest on Federal funds sold	99	80	667	467
Interest on loans held for sale	55	30	172	85
Interest and dividends on restricted equity securities	40	35	110	68
Interest on interest-bearing deposit in financial institution	28	86	84	200
Other interest income	3	3	9	3

Total interest income	18,817	10,785	53,863	25,877

Interest expense:
Interest on negotiable order of withdrawal accounts	735	239	2,651	452
Interest on money market and savings accounts	1,632	680	4,259	1,659
Interest on certificates of deposit over $100,000	4,252	2,773	12,520	6,509
Interest on certificates of deposit — other	2,804	1,732	8,311	4,030
Interest on securities sold under repurchase agreements	212	77	490	128
Interest on Federal funds purchased and other borrowed funds	137	27	295	27
Interest on advances from the Federal Home Loan Bank	398	197	983	555

Total interest expense	10,170	5,725	29,509	13,360

Net interest income	8,647	5,060	24,354	12,517
Provision for loan losses	632	83	1,232	247

Net interest income after provision for loan losses	8,015	4,977	23,122	12,270

Other income:
Service charges on deposit accounts	611	315	1,748	729
Investment banking fees and commissions, net	472	339	1,341	1,007
Mortgage broker fees and fees on mortgage originations	497	431	1,728	1,056
Gain on sale of securities, net	—	6	—	—
Gain on sale of SBA loans	30	39	69	128
Title company income	47	68	187	199
Other fees and commissions	248	157	793	411

Total other income	1,905	1,355	5,866	3,530

Other expenses:
Salaries and employee benefits	4,055	2,990	12,423	7,729
Occupancy expenses, net	619	469	1,861	1,201
Furniture and equipment expense	539	422	1,592	1,078
Data processing expense	436	281	1,278	635
Advertising and marketing	88	128	253	380
Printing, stationary and supplies	166	119	502	340
Amortization of intangible assets	195	65	599	65
Loss on sale of securities, net	33	—	33	139
Other operating expenses	1,099	733	3,188	1,633
Loss and expense related to sale of other real estate	6	13	7	13
Loss on disposal of fixed assets	—	2	2	2

Total other expenses	7,236	5,222	21,738	13,215

Earnings before income taxes	2,684	1,110	7,250	2,585
Income taxes	892	345	2,401	683

Net earnings	$1,792	$765	$4,849	$1,902

Basic earnings per common share	$.13	.08	.35	.25

Diluted earnings per common share	$.13	.08	.34	.25

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Comprehensive Earnings
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In Thousands)
Net earnings	$1,792	$765	$4,849	$1,902

Other comprehensive earnings (loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $581,000, $432,000, $412,000 and $177,000, respectively	921	696	(663)	285
Reclassification adjustment for (gains) losses included in earnings, net of taxes of $13,000, $2,000, $13,000 and $53,000, respectively	20	(4)	20	86

Other comprehensive earnings (loss)	941	692	(643)	371

Comprehensive earnings	$2,733	$1,457	$4,206	$2,273

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$52,497	$25,104
Fees and commissions received	4,151	2,474
Interest paid	(29,296)	(12,796)
Cash paid to suppliers and employees	(18,961)	(11,885)
Origination of loans held for sale	(85,229)	(48,158)
Proceeds from loan sales	86,716	49,889
Income taxes paid	(1,823)	(1,988)

Net cash provided by operating activities	8,055	2,640

Cash flows from investing activities:
Proceeds from sales, paydowns, maturities and calls of available-for- sale securities	24,474	18,189
Purchase of available-for-sale securities	(27,645)	(59,820)
Purchase of restricted stock	(445)	(183)
Loans made to customers, net of repayments	(131,943)	(56,090)
Purchase of premises and equipment	(836)	(2,900)
Proceeds from sale of fixed assets	19	—
Purchase of other real estate	—	(208)
Proceeds from sale of other real estate	187	668
Decrease (increase) in interest-bearing deposits in financial institutions	64	(2,109)
Proceeds from sale of repossessed assets	46	—
Cash and cash equivalents acquired in acquisition of Bank of the South	—	15,292

Net cash used in investing activities	(136,079)	(87,161)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	44,441	24,605
Net increase in time deposits	35,558	48,208
Cash payment for fractional shares	—	(11)
Cash expense in connection with acquisition	—	(829)
Proceeds from sale of common stock	272	1,622
Increase in securities sold under repurchase agreements	8,360	5,946
Proceeds from Federal Home Loan Bank advances, net	21,062	2,910
Proceeds from advances from line of credit	5,500	—
Advances of Federal funds purchased	3,808	—

Net cash provided by financing activities	119,001	82,451

Net decrease in cash and cash equivalents	(9,023)	(2,070)
Cash and cash equivalents at beginning of period	27,873	33,134

Cash and cash equivalents at end of period	$18,850	$31,064

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,849	$1,902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,856	1,161
Amortization of intangible assets	327	37
Provision for loan losses	1,232	247
Stock based compensation expense	295	—
Loss on sale of securities, net	33	139
Loss on sale of repossessed assets	13	—
Loss on disposal of premises and equipment	2	2
Loss on sale of other real estate and related expenses	—	8
Restricted equity securities dividend reinvestment	(2)	(55)
(Increase) decrease in loans held for sale	(241)	675
Increase in interest receivable	(843)	(706)
Increase in accrued interest payable	19	541
Decrease in other liabilities	(469)	(1,271)
(Increase) decrease in other assets	984	(40)

Total adjustments	3,206	738

Net cash provided by operating activities	$8,055	$2,640

Supplemental Schedule of Non-Cash Activities:
Change in unrealized gains (losses) in value of securities available- for sale	$(643)	$371

Net non-cash transfer from loans to other real estate and repossessed assets, net	$543	$(210)

Acquisition of Bank of the South effective August 31, 2006 (See note 2 to consolidated financial statements related to share exchange)	$—	$59,516

See accompanying notes to consolidated financial statements (unaudited).

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Forward-Looking Statements
     Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, project, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, fluctuations in the mortgage industry and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, the demands for housing and real estate, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. Except as may be expressly required by applicable law, the Company does not undertake and specifically disclaims any plan or obligations to publicly release the result of any revisions that may be made to any forward-looking statements to reflect actual events, changes, circumstances or results.
(1) Basis of Presentation
The unaudited consolidated financial statements include the financial results of Mid-America Bancshares, Inc. and the wholly-owned subsidiaries, PrimeTrust Bank and Bank of the South, for the nine months ending September 30, 2007. The comparable period in 2006 includes the results of PrimeTrust Bank for the three and nine months plus the financial results of Bank of the South for the one month ended September 30, 2006. See note (2) to the consolidated financial statements.
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

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(1) Basis of Presentation, Continued
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of Mid-America Bancshares, Inc. (the “Company”) as of September 30, 2007 and December 31, 2006 and the net earnings for the three and nine months ended September 30, 2007 and 2006, comprehensive earnings for the three and nine months ended September 30, 2007 and 2006, and changes in cash flows for the nine months ended September 30, 2007 and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the December 31, 2006 consolidated financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
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
Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	(In Thousands)
	2007	2006
Balance, January 1, 2007 and 2006, respectively	$7,755	$3,649
Add (deduct):
Losses charged to allowance	(341)	(151)
Recoveries credited to allowance	49	119
Provision for loan losses	1,232	247
Allowance acquired in acquisition of Bank of the South	—	3,202

Balance, September 30, 2007 and 2006, respectively	$8,695	$7,066

The provision for loan losses was $632,000 and $1,232,000 for the three and nine months ended September 30, 2007, respectively. For the same periods in 2006, the provision for loan losses was $83,000 and $247,000. The provision for loan losses is based on past loan experience for comparable institutions and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

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
The following is a summary of the components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
(In Thousands, except share amounts)	2007	2006
Basic EPS Computation:
Numerator — net earnings available to common shareholders	$1,792	$765

Denominator — weighted average number of common shares outstanding	13,947,271	9,136,015

Basic earnings per common share	$.13	$.08

Diluted EPS Computation:
Numerator — net earnings available to common shareholders	$1,792	$765

Denominator:
Weighted average number of common shares outstanding	13,947,271	9,136,015
Dilutive effect of stock options	232,488	113,757

	14,179,759	9,249,772

Diluted earnings per common share	$.13	$.08

	Nine Months Ended
	September 30,
(In Thousands, except share amounts)	2007	2006
Basic EPS Computation:
Numerator — net earnings available to common shareholders	$4,849	$1,902

Denominator — weighted average number of common shares outstanding	13,935,773	7,568,689

Basic earnings per common share	$.35	$.25

Diluted EPS Computation:
Numerator — net earnings available to common shareholders	$4,849	$1,902

Denominator:
Weighted average number of common shares outstanding	13,935,773	7,568,689
Dilutive effect of stock options	201,702	113,757

	14,137,475	7,682,446

Diluted earnings per common share	$.34	$.25

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans
Stock Options
Pursuant to the share exchange which became effective on September 1, 2006, the Company assumed the banks’ respective obligations under the PrimeTrust Bank 2001 Statutory-Nonstatutory Stock Option Plan, the PrimeTrust Bank 2005 Statutory-Nonstatutory Stock Option Plan and the Bank of the South 2001 Stock Option Plan. Options previously granted under these plans will continue to be exercisable for shares of holding company stock. All options related to the PrimeTrust Bank plans were converted at a ratio of 2 for 1 and all options related to Bank of the South plans were converted at a ratio of 2.1814 to 1. All options related to the previous plans of PrimeTrust Bank and Bank of the South were, or as a result of the share exchange transaction, became fully vested and thus exercisable. No other options can be issued under the previous plans. Options issued under these bank plans are now exercisable solely for common stock of the Company rather than for securities of the respective bank.
The directors and shareholders of Mid-America Bancshares, Inc. adopted the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (“Company Plan”) on September 1, 2006. The Equity Incentive Plan will be utilized for future Equity Incentive Awards. Awards granted under the Equity Incentive Plan will be in addition to stock options that may be exercised under the banks’ respective plans. The Company plan provides for granting of stock options, and authorizes the issuance of common stock upon the exercise of such options for up to one million shares (1,000,000) to the employees and directors of the Company. Under the Company Plan, stock option awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, stock units, performance units and other awards. They are generally exercisable for ten years following the date such award is granted.
Restricted Equity Incentives
The Company has authorized the issuance of shares of its common stock for restricted stock awards to employees and non-employee directors. At December 31, 2006, the Board had granted 260,000 restricted shares to executive employees and non-employee directors. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, exchange, pledge, hypothecate or otherwise encumber the shares so long as restrictions apply. Restrictions lapse at the rate of 10% each year of service. The first restrictions lapsed on September 1, 2007, with respect to 26,000 restricted shares.
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
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans, Continued
Restricted Equity Incentive Plan, Continued
A summary of the activity within the equity incentive plans during the nine months ended September 30, 2007 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Incentive	Stock		Non-
	Stock	Appreciation	Restricted	Qualified
	Options	Rights	Stock	Stock Options	Total
Outstanding at December 31, 2006	622,191	36,150	260,000	565,704	1,484,045
Granted	—	2,000	—	4,000	6,000
Exercised	(44,019)	—	(26,000)	(2,570)	(72,589)
Forfeited or expired	(11,916)	(3,030)	—	(2,500)	(17,446)

Outstanding at September 30, 2007	566,256	35,120	234,000	564,634	1,400,010

Exercisable at September 30, 2007	566,256	6,580	—	111,045	683,881

Weighted average exercise price for shares outstanding	$7.62	$8.91	$8.76	$8.44

Weighted average exercise price for shares exercisable	$7.62	$8.76	—	$7.04

Remaining weighted average contractual life for shares outstanding, in years	6.83	8.96	8.93	8.51

Remaining weighted average contractual life for shares exercisable, in years	6.83	8.83	—	6.77

Aggregate intrinsic values of shares outstanding	$2,482,684	$108,409	$758,160	$2,011,101

Aggregate intrinsic value of exercisable shares	$2,482,684	$21,319	$—	$550,433

As of September 30, 2007, the Company had recorded an estimated $3,013,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our equity incentive plans. That expense is expected to be recognized over a weighted-average period of 4.64 years.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(5) Employee Based Compensation Plans, Continued
Restricted Equity Incentive Plan, Continued
During the three month and nine month periods ended September 30, 2007, we recorded share-based compensation expense for stock-based awards granted after January 1, 2006, based on the fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures. The impact of recording stock-based compensation in accordance with SFAS No. 123(R) for the three and nine month periods ended September 30, 2007 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
	(In Thousands)
Stock-based compensation expense	$97	$295
Deferred income tax benefit	(37)	(113)

Impact of stock-based compensation expense, after tax effect	$60	$182

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

	2006/2007
	Stock
	Appreciation	Restricted	Stock
	Rights	Stock	Options
Expected volatility	14.36% to 15.20%	15.20%	14.30% to 15.20%
Expected dividend yield	1.00%	1.00%	1.00%
Expected term, in years	6.50	7.75	7.00 to 7.75
Risk-free rate	4.69% to 5.10%	4.69%	4.51% to 4.69%
Expected volatility was most recently calculated at 18.18% based upon the consideration of historical and implied volatility of similar publicly traded companies.
Prior to December 31, 2005, the Company approved the acceleration of vesting of all of its equity incentives that had been granted prior to adoption of SFAS No. 123R. The impact was to eliminate $289,000 from net earnings for periods subsequent to January 1, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(6) Definitive Merger Agreement
On August 15, 2007, the Company announced that it had entered into an agreement pursuant to which it would merge with and into Pinnacle Financial Partners Inc. (Nasdaq/NGS: PNFP). The following summary is qualified in its entirety by reference to the Agreement and Plan of Merger (“Agreement”) dated August 15, 2007, by and between the Company and Pinnacle Financial Partners, Inc. (“PNFP”), a copy of which Agreement was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on that date. Pursuant to the Agreement, Pinnacle agreed to acquire all of the common stock of the Company. The terms of the Agreement specify that each non-dissenting share of the Company will receive 0.4655 shares of Pinnacle common stock and $1.50 in cash, with the result that the merger consideration for Company shares approximates 90 percent paid in Pinnacle common shares and 10 percent paid in cash. Pinnacle filed a Registration Statement on Form S-4 on September 17, 2007, which was assigned Commission File number 333-146128 (“Registration Statement”) and to which the reader should refer for additional information about the Company and the proposed merger. The Company and Pinnacle have distributed a Joint Proxy Statement and Prospectus pursuant to the Registration Statement to their respective shareholders describing items of business, including the Agreement and the proposed merger, to be considered at a special meeting of each company’s shareholders. Presently, the Company expects to hold its special meeting of shareholders on November 27, 2007, at the offices of Bank of the South, 551 North Mt. Juliet Road, Mt. Juliet, Tennessee, to consider and vote upon the Agreement and the proposed merger (among other items of business). Subject to shareholder and regulatory approval and customary closing conditions, the transaction is presently expected to close in late 2007. At that time, the Company will merge with and into Pinnacle and its separate corporate existence will cease.
(7) Acquisition
As referenced in the “Share Exchange”, at note 2 we consummated our share exchange, which we regard as a “merger of equals,” on September 1, 2006. For accounting purposes, the transaction was treated as if the shareholders of PrimeTrust Bank had formed a holding company, exchanged their shares of PrimeTrust Bank for the holding company’s shares, and then acquired Bank of the South. In the share exchange, shareholders of PrimeTrust Bank received 2.00 shares of MBI stock for each share of PrimeTrust Bank stock and shareholders of Bank of the South received 2.1814 shares of MBI stock for each share of Bank of the South stock. Immediately prior to the acquisition of Bank of the South, a reorganization of PrimeTrust Bank occurred whereby 100% of the stock of PrimeTrust Bank was exchanged for 100% of the stock of Mid-America Bancshares, Inc. and then a two-for-one split occurred resulting in 6,814,462 shares being issued to PrimeTrust Bank shareholders. In connection with the acquisition, 6,792,838 shares of Mid-America Bancshares, Inc. were issued to Bank of the South shareholders which results in a 2.1814 exchange ratio to the Bank of the South shareholders. The proforma share exchange was valued at $8.76 per share. All per share amounts for 2005 have been retroactively adjusted to reflect the impact of the 2 of 1 stock split in PrimeTrust Bank stock. The financial information herein includes the activities of Bank of the South since September 1, 2006 and PrimeTrust Bank since January 1, 2006.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(7) Acquisition, Continued
Proforma results of operations for the nine months ended September 30, 2006 are as follows:

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

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(8) Acquired Intangible Assets and Goodwill
In connection with the share exchange certain intangible assets were acquired and goodwill arose summarized as follows:

In Thousands
Intangibles:
Deposit base premium	$4,720

Accumulated amortization as of September 30, 2007	$759

Amortization expense for the nine months ended September 30, 2007	$534

Estimated amortization expense:
Remaining for 2007	$181
For year ended 2008	704
For year ended 2009	704
For year ended 2010	704
For year ended 2011	704
For year ended 2012	704
The deposit base premium is being amortized on a straight-line basis over 7 years.

In Thousands
Goodwill:
Balance January 1, 2007	$19,147
Goodwill acquired during 2007	—

Balance September 30, 2007	$19,147

Goodwill will be evaluated for impairment annually.
In connection with the acquisition of Academy Bank, Bank of the South entered into certain non-compete agreements. One agreement totaling $288,000 covers a five year non-compete period and certain other agreements totaling $112,000 cover two year periods. All agreements commenced effective June 1, 2005 and are being amortized on a straight-line basis over the lives of their respective contracts.

MID-AMERICA BANCSHARES, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
(8) Acquired Intangible Assets and Goodwill, Continued
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

		Real Estate
	Loan	Discount	Time
	Discount	Adjustment	Deposit
Amortization/depreciation Period	4.2 Years	40 years	Various
Remaining for 2007	(156)	27	25
Year ended 2008	(620)	108	102
Year ended 2009	(620)	108	85
Year ended 2010	(513)	108	28
Year ended 2011	—	108	—
Year ended 2012	—	108	—
Amortization/(accretion) depreciation period	4.2 Years	40 Years	Various

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations
General
     Mid-America Bancshares (“Mid-America”), Inc. is a two-bank holding company headquartered in Nashville, Tennessee. We began operations as a result of the share exchange between PrimeTrust Bank, a state bank chartered under Tennessee law, that began operations on December 17, 2001, and Bank of the South, a state bank chartered under Tennessee law that began operations on April 30, 2001. The following discussion includes Mid-America and the banks in the references to the Company unless otherwise indicated in the text. Both banks offer a wide range of banking services including checking, savings, money market accounts, certificates of deposit, and loans for consumer, commercial and real estate purposes. The company serves individuals, small to medium-sized businesses, community organizations, and public entities. Our deposits are insured to the extent provided by law through the Bank Insurance Fund administered by the FDIC. The company is subject to regulations, supervisions and examinations by the Tennessee Department of Financial Institutions, the FDIC, the Federal Reserve, and the Securities and Exchange Commission. However, such regulations, supervisions and examinations are for the protection of the consumers, the Deposit Insurance Fund administered by the FDIC, and the banking system, and not for the protection of investors or shareholders. We seek to exercise prudent risk management and lending including diversification of loan category and industry segment, as well as by an identification of credit risks.
     We employ approximately 245 staff members in 14 offices located in six contiguous counties in Middle Tennessee. On June 6, 2007, we relocated our headquarters to 2019 Richard Jones Road, Nashville, Tennessee 37215.
     Both banks provide full-service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other investments, insurance products) through the network arrangement with Raymond James Financial Services, a non-affiliated company. The company benefits from the commissions generated through this arrangement.
     At September 30, 2007, total assets equaled $1.09 billion, total loans equaled $817.3 million, total deposits equaled $903.9 million, and shareholders’ equity equaled $107.7 million.
     We recorded net-income of $4,849,000 (basic earnings per common share of $0.35) and $1,902,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase 154.9%. This represents an increase in basic earnings per share of 40.0% for the period.
     We recorded net-income of $1,792,000, (basic earnings per common share of $0.13) for the third quarter of 2007. This increased 134.2% when compared to our second quarter results in 2006 of net income of $765,000, and represents a 62.5% increase in basic earnings per share. The rapid increase of growth in both our asset base and our income level is a combined result of the “merger of equals” with the Bank of the South, which was consummated on September 1, 2006, and internal organic growth.
     Since December 31, 2006, we have experienced substantial growth in our combined company. Total assets have increased $122.8 million, or 12.7%, from $968.0 million at December 31, 2006 to $1.09 billion at September 30, 2007. This asset growth is primarily a result of the increase in our net loan portfolio by $130.6 million or 19.0%.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
General, Continued
     We have experienced substantial growth in our deposit base. Total deposits have increased $80.2 million since December 31, 2006, from a level of $823.8 million to $903.9 million as of September 30, 2007. Our Federal Home Loan Bank (“FHLB”) borrowings increased by $21.1 million from a level of $15.7 million to $36.8 million. These funds were used as part of the funding for our loan and investment portfolio. Our equity increased $4,773,000 (4.6%) since December 31, 2006. This is primarily a result of earnings of $4,849,000, an increase in the unrealized loss on available-for-sale securities net of tax benefits of $643,000, $272,000 from the exercise of vested options and $295,000 from stock based compensation.
     The purpose of this discussion is to provide insight into the financial conditions and results of operations of Mid-America Bancshares, Inc. This discussion should be read in conjunction with the annual financial statements filed in conjunction with the forms 10-K and 10-KSB from previous years. The following is a discussion of our financial condition at September 30, 2007 and December 31, 2006. The discussions in Item 2 of this report are subject to the caveats contained in the “forward-looking statements” contained in this document.
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
     The unallocated amount is particularly subjective and does not lend itself to an exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.
     We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The Board of Directors review the assessment prior to the public filing of financial information.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Results of Operations
     The Company had earnings of $1,792,000 and $4,849,000 for the three and nine months ended September 30, 2007 as compared to earnings of $765,000 and $1,902,000 for the same periods in 2006. The increase is primarily a result of continued growth in the assets of the Company and the share exchange previously discussed. On a per share basis, the net earnings for the three months and nine months ended September 30, 2007 resulted in basic earnings per common share of $.13 and $.35, respectively. For the same period in 2006 the net earnings resulted in basic earnings per common share of $.08 and $.25, respectively. On a per share basis, the net earnings for the three months and nine months ended September 30, 2007 resulted in diluted earnings per common share of $.13 and $.34, respectively. For the same period in 2006 the net earnings resulted in diluted earnings per common share of $.08 and $.25, respectively.
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income for the nine months ended September 30, 2007 and 2006 was $53,863,000 and $25,877,000, respectively. Total interest expense for the nine months ended September 30, 2007 and 2006 was $29,509,000 and $13,360,000, respectively. This resulted in an increase in net interest income of $11,837,000 or 94.6% during the first nine months of 2007 as compared to the comparable period in the prior year. Total interest income for the three months ended September 30, 2007 and 2006 was $18,817,000 and $10,785,000, respectively. Total interest expense for the three months ended September 30, 2007 and 2006 was $10,170,000 and $5,725,000. This resulted in an increase in net interest income of $3,587,000 or 70.9% during the three months ended September 30, 2007. Net interest income increased as a result of continued growth of the Company and the share exchange previously discussed. Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management’s subjective beliefs about future events (such as potential actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.
Provision for Loan Losses
     The Company has designed a system calculated and intended to identify weaknesses or losses in its loan portfolio. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was $632,000 and $1,232,000 for the three and nine months ended September 30, 2007, respectively. The provision for loan losses was $83,000 and $247,000 for the same periods in 2006.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Provision for Loan Losses, Continued
     The allowance for loan losses at September 30, 2007 was $8,695,000 an increase of 12.1% from $7,754,000 at December 31, 2006. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for loan losses at September 30, 2007 to be adequate. The allowance for loan losses was 1.05% and 1.12% of loans at September 30, 2007 and December 31, 2006, respectively. Asset quality continues to be excellent in that net charge-offs for the third quarter were $175,000 and year to date net charge-offs were $292,000 or .04% of total loans. As a result of the combination of PrimeTrust Bank and Bank of the South, our scope of the internal loan review process has expanded. In addition, both Bank’s, while they remain separately chartered, utilize the same loan grading matrix. As a result of this change, our continued excellent history of asset quality, as evidenced by our nominal charge-off amount, and our expanded loan review process, we have been able to improve the accuracy of our risk grading criteria. Thus, our allowance target has been adjusted.
Non-Interest Income
     The Company’s non-interest income consists of service charges on deposit accounts, gain on sale of SBA loans, investment banking fees and commissions, gain on sale of securities, mortgage broker fees and fees on mortgage originations, title company income, and other fees and commissions. Non-interest income increased $2,336,000 or 66.2% to $5,866,000 during the nine months ended September 30, 2007 as compared to the same period in 2006. The increase for the quarter ended September 30, 2007 was $550,000 or 40.6% as compared to the same period in 2006. Non-interest income continues to increase as management achieves service and product growth. Management projects that other fees, commissions, investment banking fees and commissions, mortgage broker fees and fees on mortgage originations, title company income and service charges on deposit accounts will increase for the remainder of 2007 due to the expected growth of the Company.
Non-Interest Expense
     Non-interest expense consist primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expense, advertising expense, printing, postage, stationary and supplies, loss on sale of securities, amortization of intangible assets and other operating expenses. Non-interest expense, exclusive of securities losses increased $8,629,000 or 66.0% to $21,705,000 during the nine months ended September 30, 2007 as compared to the same period in 2006. The increase for the three months ended September 30, 2007 was $1,981,000 or 37.9% as compared to the same period in 2006. The increases in non-interest expense are attributable primarily to increases in salaries and benefits and occupancy expenses due to continued growth of the Company and the merger as previously discussed. Other operating expenses for the nine months ended September 30, 2007 increased to $3,188,000 from $1,633,000 from the first nine months of 2006. These expenses include taxes, professional fees, directors fees and general operating costs which increased as a result of continued growth of the Company. A significant portion of this increase is directly attributable to the share exchange with a significant amount of this expense resulting from increased fees due to compliance with expanded SEC reporting and preparation for compliance with the Sarbanes-Oxley Act.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Income Taxes
     Income taxes were $892,000 and $2,401,000 for the three and nine months ended September 30, 2007. Because of net operating loss carryovers the Company did not become fully taxable until 2006. As a result, income tax expense for the three and nine months ended September 30, 2006 was $345,000 and $683,000, respectively.
Financial Condition
     Balance Sheet Summary.
     The Company’s total assets were $1,090,818,000 and $967,971,000 at September 30, 2007 and December 31, 2006, respectively. Loans, net of allowance for loan losses, totaled $817,324,000 and $686,690,000 at September 30, 2007 and December 31, 2006, respectively, and investment securities totaled $180,285,000 and $178,135,000, respectively. Restricted equity securities totaled $2,621,000 and $2,174,000 at September 30, 2007 and December 31, 2006, respectively. Interest bearing deposits in financial institutions decreased to $2,495,000 at September 30, 2007 from $2,559,000 at December 31, 2006. These consist mostly of overnight deposits at the Federal Home Loan Bank.
     Total liabilities were $983,105,000 and $865,031,000 at September 30, 2007 and December 31, 2006, respectively, and stockholders’ equity was $107,713,000 and $102,940,000, respectively. A more detailed discussion of assets, liabilities and capital follows.
     Loans
     Loan categories are as follows:

	September 30,	December 31,
	2007	2006
	(In Thousands)
Commercial, financial and agricultural	$401,472	$324,283
Installment	23,781	22,123
Real estate — mortgage	224,171	183,910
Real estate — construction	175,457	162,312
Lease financing	1,138	1,816

Total	$826,019	$694,444

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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     In the normal course of business the Company’s subsidiaries have made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $18.3 million. As of September 30, 2007 none of these loans were restructured, nor were any related party loans charged off during the past three years nor did they involve more than the normal risk of collectibility or present other unfavorable features.
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
     The Company’s first mortgage single family residential and consumer loans which total approximately $143,643,000 and $23,781,000, respectively at September 30, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not believed to be in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not believed to be in doubt. At September 30, 2007 the Company had $3,354,000 of loans on nonaccrual status and $1,977,000 of loans on non-accrual status as of December 31, 2006. The increase in non-accrual loans is the primary result of three loans that are 75% guaranteed by the Small Business Administration. Liquidation plans are in progress and specific reserves have been allocated. We do not anticipate a substantial loss after liquidation of the collateral.
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2007 and 2006, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     As of September 30, 2007, the Company had impaired loans totaling $17,005,000. The amount of specific reserve assigned to these loans is $2,161,000. The total amount of interest recognized during the period on impaired loans approximated $1,194,000 and the average recorded investment for the nine months ended September 30, 2007 was $9,271,000. At December 31, 2006, impaired loans totaled $3,096,000 and had a specific allowance for loan losses of $359,000 allocated. The impaired loans are generally commercial loans and meet the above mentioned criteria for impaired loans. This increase in impaired loans is the primary result of seven relationships. Repayment and/or liquidation plans are in place. We do not anticipate any significant loss and each impaired loan has been specifically allocated to a portion of our loan loss reserve.
     Non-performing loans, which include non-accrual loans and loans 90 days past due, at September 30, 2007, totaled $4,291,000. There were $2,066,000 of non-performing loans at December 31, 2006.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Commercial, financial and agricultural	$390	2,619	$30	1,295
Installment loans	16	246	1	83
Real estate mortgage	103	382	58	581
Real estate - construction	415	107	—	18
Lease financing	13	—	—	—

	$937	3,354	$89	1,977

Renegotiated loans	$—		$—

     The following tables present internally graded loans as of September 30, 2007 and December 31, 2006:

	(In Thousands)	Special
September 30, 2007	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$14,567	2,526	11,167	874
Real estate mortgage	5,388	1,006	4,382	—
Real estate construction	2,235	667	1,568	—
Installment	486	97	378	11
Lease financing	11	—	11	—

	$22,687	4,296	17,506	885

	(In Thousands)	Special
December 31, 2006	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$4,253	995	3,258	—
Real estate mortgage	2,668	569	2,099	—
Real estate construction	2,826	2,740	86	—
Installment	321	69	252	—
Lease financing	—	—	—	—

	$10,068	4,373	5,695	—

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
     Loans, Continued
     The outstanding balance of our internally graded loans increased by approximately $12.7 million from a level of $10.0 million at December 31, 2006 to a level of $22.7 million at September 30, 2007. This increase has been discussed previously in the impaired loans section.
     The collateral values at September 30, 2007, based on estimates received by management, securing these loans total approximately $27,759,000 ($21,915,000 related to real estate loans and $5,844,000 related to commercial and other non-real estate loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties that management expects will materially and adversely impact future operating results, liquidity or capital resources.
     The following detail provides a breakdown of the allocation of the allowance for loan losses:

	September 30, 2007		December 31, 2006
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$4,841	48.7%	$4,141	46.7%
Real estate construction	2,124	21.2	2,073	23.4
Real estate mortgage	1,437	27.1	1,245	26.5
Installment	271	2.9	260	3.2
Lease financing	22	0.1	35	0.2

	$8,695	100.0%	$7,754	100.0%

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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Securities
     Securities totaled $180,285,000 and $178,135,000 at September 30, 2007 and December 31, 2006, respectively, and are a primary component of the Company’s earning assets. Restricted equity securities, which consists primarily of investments in FHLB stock, totaled $2,621,000 and $2,174,000 at September 30, 2007 and December 31, 2006, respectively. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.
     The Company’s classification of securities as of September 30, 2007 and December 31, 2006 are as follows:

	Available-for-Sale
	September 30, 2007		December 31, 2006
	(In Thousands)
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$53,048	52,881	$59,219	58,991
Mortgage-backed securities	78,406	77,472	76,281	75,343
Obligations of states and political subdivisions	39,628	38,704	32,391	32,570
Corporate bonds	900	887	900	891
Equity investment	600	600	600	600

	$172,582	170,544	$169,391	168,395

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Securities, Continued

	Held-to-Maturity
	September 30, 2007		December 31, 2006
	(In Thousands)
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Obligation of states and political subdivisions	$9,741	9,461	$9,740	9,774

	$9,741	9,461	$9,740	9,774

     There were no securities classified as trading during 2007 or 2006.
Deposits
     Deposits, which in the future are expected to be the principal source of funds for the Company, totaled $903,948,000 and $823,755,000 at September 30, 2007 and December 31, 2006, respectively. The Company has targeted local consumers, professionals, local governments and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $21.8 million mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2007, loans of approximately $463.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $298.6 million will become due during the next twelve months. Management anticipates that there will be no significant reductions from withdrawal accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings accounts in the future.

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, Continued
Financial Condition, Continued
Capital Position and Dividends
     At September 30, 2007 and December 31, 2006, total stockholders’ equity was $107,713,000 and $102,940,000 or 9.9% and 10.6%, respectively, of total assets.
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company has none, and a part of the allowance for loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company to have a Total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 2007, the Company’s Total risk-based capital ratio was 10.46% and its Tier I risk-based capital ratio was 9.51%. At December 31, 2006, the Company’s total risk-based capital ratio was 11.12% and its Tier I risk-based capital ratio was 10.15%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4%. At September 30, 2007, the Company had a leverage ratio of 8.29%. At December 31, 2006 the Company had a leverage ratio of 8.80%.
     The payment of dividends by the Company is subject to the Tennessee Business Corporation Act. The Act provides that the Company may not make distributions to shareholders or declare dividends at any time that the Company is insolvent or if such action would render the Company insolvent. The Company is primarily dependent on dividends from its two subsidiary banks for its own funding, including funds that could be utilized to pay dividends. Under Tennessee law, the ability of our two subsidiary banks to pay dividends is limited. First, no Tennessee charter bank may pay dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the approval of the TDFI. Thereafter, 10% of net profits must be transferred to capital surplus prior to payment of dividends until capital surplus equals capital stock. The subsidiary banks and the Company are also subject to the minimum capital requirements of the FDIC and the Federal Reserve Board, respectively, which impact the banks’ and the Company’s ability to pay dividends. If the Company fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements. Presently, our dividend policy remains as announced in earlier filings, which is that we expect for the foreseeable future to retain most if not all of our earnings to reinvest in operations and to support anticipated growth. Dividends, if any, will be subject to the discretion of the board and to the above-described legal limitations, and may be declared and paid as determined by the board subject to legal, regulatory and prudential considerations.

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
     There is no established trading market for the Company’s stock. During the nine months ended September 30, 2007, the Company issued 46,589 shares of its voting common stock for $272,000 in connection with the exercise of options and 26,000 restricted shares vested and were issued effective September 1, 2007. Privately negotiated trades may involve the Company, its directors and officials and, accordingly, may not be reliable indicators of value. During the nine months ended September 30, 2007 the market for our stock was very thin as only 64,087 shares, representing less than 1% of total outstanding shares, were traded.
Off Balance Sheet Arrangements
     At September 30, 2007 the Company had unfunded loan commitments outstanding of $215.9 million and outstanding standby letters of credit of $28.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
     The Company is currently leasing five branch locations and its operations center. Minimum lease payments pursuant to these leases are as follows:

Remainder of 2007	$176
2008	694
2009	704
2010	606
2011	370
Thereafter	2,288

Total	$4,838

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
     There have been no material changes in reported market risks during the nine months ended September 30, 2007. Please refer to Item 2 of Part I of this Report of additional information related to market and other risks.
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

MID-AMERICA BANCSHARES, INC.
FORM 10-Q
Item 4. Controls and Procedures, Continued
     During the quarter ended September 30, 2007 there have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None
Item 1A. RISK FACTORS
There are no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) None
     (b) Not Applicable.
(c)	No repurchases for our securities were made during the quarter ended September 30, 2007. The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10Q, as well as those discussed with respect to dividends with respect to subsidiary banks’ securities as discussed in the registration statement on Form S-4 (Commissions file No. 333-134247, as amended) particularly in the section “Supervision and Regulation” and in the discussion of the common stocks of the respective subsidiary banks.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     (a) None
     (b) None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
     (d) Not applicable.
Item 5. OTHER INFORMATION
     (a) None
     (b) Not applicable.

PART II. OTHER INFORMATION
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
MID-AMERICA BANCSHARES, INC.

(Registrant)

DATE: November 14, 2007	/s/ Gary L. Scott
Gary L. Scott, Chairman and
Chief Executive Officer

DATE: November 14, 2007	/s/ Jason K. West
Jason K. West, Chief Financial Officer